Form 10-Q
period 1998-09-30
EASYRIDERS INC
filed 1998-11-23
CIK 1065253

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY REPORT ENDED SEPTEMBER 30, 1998             COMMISSION FILE NO. 001-14509

                                EASYRIDERS, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              95-4079057
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                            Identification Number)



               28210 DOROTHY DRIVE, AGOURA HILLS, CALIFORNIA 91301 (Address of principal executive offices) (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (818) 889-4630

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                     Common Stock, par value $.001 per share

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 Not Applicable

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]


     There were 19,175,375 shares of outstanding Common Stock of the Registrant as of November 18, 1998.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

EASYRIDERS, INC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS
                                               September 30, 1998       December 31, 1997
                                               ------------------       -----------------
                                                  (unaudited)

CURRENT ASSETS:

     Cash & cash equivalents                           165,206               1,262,633
    Restricted cash                                    350,693
    Accounts receivable                              3,028,096
    Inventory                                        5,395,578                 285,622
    Prepaid publication costs                          695,047
    Deferred promotion costs                           358,108
    Prepaid expenses and other                         522,058                  15,738
    Accounts receivable, related parties               141,656
    Receivable from shareholder                        765,981
                                                  ------------            ------------

       Total current assets                         11,422,423               1,563,993
                                                  ------------            ------------

    PROPERTY AND EQUIPMENT, net                      3,993,945               1,487,598

    TRADEMARKS                                         820,733

    GOODWILL, net                                   62,559,993

    DEPOSIT AND OTHER ASSETS                           578,202                 410,764
                                                  ------------            ------------

                                                    79,375,296               3,462,355
                                                  ============            ============


The accompanying notes are an integral part of these consolidated financial statements.

EASYRIDERS, INC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                      September 30, 1998     December 31, 1997
                                                                                      ----------------------------------------
                                                                                         (unaudited)

CURRENT LIABILITIES:

    Accounts payable                                                                        2,672,605               517,904
    Accrued payroll and expenses                                                            2,277,897               466,691
    Advances from stockholders                                                                                      201,350
    Current portion of deferred subscription and advertising income                         3,345,633
    Current portion of note payable to stockholders                                         3,000,000
    Current portion of long-term debt                                                         509,548               157,694
                                                                                         ------------          ------------

       Total Current Liabilities                                                           11,805,683             1,343,639
                                                                                         ------------          ------------

LONG-TERM PORTION OF DEFERRED SUBSCRIPTION
    AND ADVERTISING INCOME                                                                    550,034

CONVERTIBLE DEBENTURES, net                                                                 1,316,667               785,183

NOTE PAYABLE TO STOCKHOLDERS                                                               10,000,000

LONG-TERM DEBT                                                                             22,511,190               892,306

OTHER LONG-TERM LIABILITIES                                                                   354,584               138,385

STOCKHOLDERS' EQUITY

    Common stock; 50,000,000 shares authorized of $0.001 par value 19,175,375 and 8,590,500 shares issued and outstanding at 1998 and 1997, respectively; Preferred Stock; 10,000,000 shares authorized of $.001 par value, no shares issued and outstanding
       at 1998 and 1997, respectively                                                          19,175                17,181
    Additional paid in capital                                                             53,852,042             6,884,677
    Common stock subscription receivable                                                     (750,000)             (750,000)
    Receivable from the sale of stock                                                      (7,300,000)
    Accumulated deficit                                                                   (12,984,079)           (5,849,016)
                                                                                         ------------          ------------

       Total Stockholders' Equity                                                          32,837,138               302,842
                                                                                         ------------          ------------

                                                                                           79,375,296             3,462,355
                                                                                         ============          ============


The accompanying notes are an integral part of these consolidated financial statements.

EASYRIDERS, INC AND SUBSIDIARIES
Condensed Consolidated Statement of Operations and Comprehensive Income


                                                      For the Three Months Ended                    For the Nine Months Ended
                                                             September 30,                                 September 30,
                                                      1998                     1997                  1998                   1997
                                                  ------------           ------------           ------------           ------------
                                                   (unaudited)            (unaudited)            (unaudited)            (unaudited)

SALES                                             $  1,416,563           $  1,277,473           $  2,240,718           $  2,426,584

COST OF SALES                                          831,990                376,270              1,218,954              1,095,227
                                                  ------------           ------------           ------------           ------------

GROSS MARGIN                                           584,573                901,203              1,021,764              1,331,357
                                                  ------------           ------------           ------------           ------------

EXPENSES
Restaurant and store operating expenses                329,095                848,779              1,229,277              1,701,883
Selling, general and administrative                  1,356,961                454,676              2,626,790                911,668
Stock issuance expense                                    --                                       1,888,867
Loss on sale of restaurant to related party            467,774                                     1,099,760
                                                  ------------           ------------           ------------           ------------

    Total Expenses                                   2,153,830              1,303,455              6,844,694              2,613,551
                                                  ------------           ------------           ------------           ------------

OPERATING INCOME FROM
    FRANCHISE OPERATIONS                                 5,911                                         5,911

    Loss from Operations                            (1,563,346)              (402,252)            (5,817,019)            (1,282,194)
                                                  ------------           ------------           ------------           ------------

OTHER INCOME (EXPENSE)

    Other income (expense)                               6,269                                         6,270
    Interest expense                                   (81,697)                (5,476)              (121,443)               (11,309)
    Interest expense - noncash                        (299,115)              (231,504)            (1,202,870)              (231,032)
                                                  ------------           ------------           ------------           ------------

       Total Other Income (Expense)                   (374,543)              (236,980)            (1,318,044)              (242,341)
                                                  ------------           ------------           ------------           ------------

NET LOSS                                          $ (1,937,889)          $   (639,232)          $ (7,135,063)          $ (1,524,535)
                                                  ============           ============           ============           ============

COMPREHENSIVE LOSS                                $ (1,937,889)          $   (639,232)          $ (7,135,063)          $ (1,524,535)
                                                  ============           ============           ============           ============

NET LOSS PER SHARE                                $      (0.19)          $      (0.08)          $      (0.78)          $      (0.18)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                          10,012,929              8,368,069              9,143,064              8,368,069


The accompanying notes are an integral part of these consolidated financial statements.

EASYRIDERS, INC AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows


                                                                                                 Nine Months Ended
                                                                                                September 30, 1998
                                                                                            1998                   1997
                                                                                        ------------           ------------
                                                                                         (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                $ (7,135,063)          $ (1,524,535)
Adjustments to reconcile net loss to net cash
   used by operating activities:
     Common stock issued for services                                                      2,504,867                250,000
     Depreciation and amortization                                                           232,531                 99,338
     Loss on sale of restaurant to third party                                             1,099,760
     Non-cash interest expense                                                             1,202,870                231,665
     Increase (decrease) in cash resulting from changes in operating accounts, net of acquisitions:
         Accounts receivable                                                                 (52,469)                   (15)
         Inventory                                                                           347,158
         Prepaid expenses and other current assets                                           (48,824)               (38,095)
         Prepaid publication costs                                                           166,176                   --
         Deposits and other assets                                                            46,093               (156,039)
         Cash overdraft                                                                         --                  (36,837)
         Accounts payable and accrued liabilities                                           (140,307)               528,099
         Deferred subscription and advertising income                                       (195,801)                  --
         Other liabilities                                                                   (84,916)                30,491
                                                                                        ------------           ------------
       Net cash used by operating activities                                              (2,057,925)              (615,928)
                                                                                        ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, less cash acquired                                           (18,801,876)
Proceeds from sale of fixed assets                                                           215,325
Purchase of fixed assets                                                                    (203,496)            (1,003,018)
                                                                                        ------------           ------------
       Net cash used by investing activities                                             (18,790,047)            (1,003,018)
                                                                                        ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable                                                                                         234,850
Issuance of debt and convertible debentures                                               22,600,000
Payments on debt and convertible debentures                                               (7,626,921)
Conversion of convertible notes into common stock                                               --                  550,000
Payments on capital lease obligations                                                        (21,184)                (2,696)
Payments of stockholders' and other advances                                                (201,350)
Common stock issued for cash                                                               5,000,000                500,000
Cash contributions to capital                                                                   --                  373,084
                                                                                        ------------           ------------
       Net cash provided by financing activities                                          19,750,545              1,655,238
                                                                                        ------------           ------------


The accompanying notes are an integral part of these consolidated financial statements.

EASYRIDERS, INC AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Continued)


                                                                                                  Nine Months Ended
                                                                                                  September 30, 1998
                                                                                              1998                   1997
                                                                                          ------------           ------------
                                                                                           (Unaudited)            (Unaudited)

NET INCREASE IN CASH                                                                        (1,097,427)               36,292
CASH AT BEGINNING OF PERIOD                                                                  1,262,633               20,047
                                                                                          ------------           ------------

CASH AT END OF PERIOD                                                                     $    165,206           $     56,339
                                                                                          ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                                                    $     92,467           $     11,309

NON CASH FINANCING ACTIVITIES

Common stock issued in settlement of accounts payable                                                            $    211,133
Common stock issued in settlement of debt                                                                        $  1,206,143
Issuance of warrants in connection with debt issuance                                                            $  1,487,190
Convertible debentures issued with conversion discount                                                           $    333,335
Common stock issued in exchange for a note receivable                                                            $  7,300,000

DETAIL OF BUSINESSES ACQUIRED IN PURCHASE BUSINESS COMBINATIONS (Note 2):

On September 23, 1998, the Company acquired the net assets of the Paisano
   Companies. A summary of the transaction is as follows:
     Cash paid                                                                                                   $ 15,000,000
     Receivable related to purchase price adjustments                                                                (762,858)
     Promissory notes issued                                                                                       13,000,000
     Fair market value of stock issued (6,493,507 shares at $3.08 per share)                                       20,000,000
     Fair market value of options issued to employees of Paisano Companies                                            697,434
     Fair value of liabilities assumed                                                                             14,392,434
     Other acquisition costs                                                                                        5,215,107
     Fair value of tangible and identifiable assets acquired                                                      (11,776,378)
                                                                                                                 ------------
     Excess of cost over identifiable assets acquired (goodwill)                                                 $ 55,765,739
                                                                                                                 ============

On September 23, 1998, the Company acquired the net assets of El Paso Bar-B-Que
   A summary of the transaction is as follows:
     Fair market value of stock issued (2,000,000 shares at $3.08 per share)                                     $  6,160,000
     Fair value of liabilities assumed                                                                              4,140,729
     Other acquisition costs                                                                                          635,386
     Fair value of tangible and identifiable assets acquired                                                       (4,141,861)
                                                                                                                 ------------
     Excess of cost over identifiable assets acquired (goodwill)                                                 $  6,794,254
                                                                                                                 ============


The accompanying notes are an integral part of these consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements September 30, 1998 (Unaudited) and December 31, 1997

NOTE 1 - GENERAL BASIS OF PRESENTATION

Easyriders, Inc. (Easyriders or the Company) is a newly formed corporation, organized under the laws of the state of Delaware. Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications, Inc. (Paisano Publications), a California corporation, and M & B Restaurants, L.C. (El Paso), a Texas limited liability company.

On September 23, 1998, Easyriders, Inc. consummated a series of transactions (collectively, the Reorganization), including the following: (i) the merger of a subsidiary of Easyriders with and into Newriders, Inc. (Newriders)(the Merger);
(ii) the acquisition by Easyriders of all of the outstanding common stock of Paisano Publications and certain affiliated corporations (collectively the Paisano Companies); and (iii) the acquisition by Easyriders of all of the outstanding membership interests of El Paso. See Note 2 for further discussion of the acquisitions.

Newriders is a Nevada corporation which, through its wholly owned subsidiary, Newriders Limited, leases facilities in Fresno, California which were previously operated as an Easyriders Cafe restaurant, an Easyriders apparel and merchandise store, and an Easyriders Motorcycle and Accessory shop, and which are closed for remodeling.

As a result of the Merger, the Newriders Common Stock was exchanged for Easyriders Common Stock on the basis of one share of Easyriders Common Stock for each two shares of Newriders Common Stock, and the stockholders of Newriders immediately prior to the Merger became stockholders of Easyriders. The merger was accounted for as a combination of entities under common control, similar to a pooling of interest. Therefore, the historical financial statements represent the combined financial statements of Easyriders and Newriders.

The Paisano Companies consist of Paisano Publications, Easyriders of Columbus, Inc., an Ohio corporation, Easyriders Franchising, Inc., a California corporation, Teresi, Inc., a California corporation, Bros Club, Inc., a California corporation and Associated Rodeo Riders on Wheels, a California corporation. Paisano Publications publishes eleven special interest magazines directed to motorcycle and tattoo enthusiasts. Other Paisano Companies market a line of apparel and other products designed to appeal to motorcycle and tattoo interests, and own three Easyriders stores and have franchised twenty-two additional stores which sell Easyriders apparel, customized new and used American-made motorcycles and motorcycle accessories.

El Paso is a Texas limited liability company, which owns and operates four barbecue and smoked meat restaurants, three of which are located in Arizona and one of which is located in Oklahoma. The restaurants are operated under the name "El Paso Bar-B-Que."

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 1997 audited consolidated financial statements and notes thereto included as exhibits to the Easyriders and Newriders prospectus/proxy statement on Form S-4 dated September 8, 1998. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.


NOTE 2 - ACQUISITIONS

On September 23, 1998, the Company acquired all of the issued and outstanding stock of each of the corporations that comprise the Paisano Companies. The sole stockholder of each of the Paisano Companies received in exchange for the Paisano Companies stock, total consideration in the amount of $48,000,000, comprising 6,493,507 shares of Easyriders Common Stock valued at $3.08 per share, and promissory notes aggregating $28,000,000, consisting of a promissory note of in the principal amount of $15,000,000 which was paid in cash immediately after the Merger occurred, and three promissory notes in the aggregate amount of $13,000,000 (the "Contributor Notes"). The aggregate amount of consideration is subject to adjustment based upon terms set forth in the Stock Contribution and Sale Agreement. As of September 30, 1998, the Company has recorded an estimate of $762,858 as a receivable from the former Paisano shareholder. This estimate is subject to revision and any modification to the amount will be treated as an adjustment to goodwill in future periods.

The $3.08 per share amount used to value the stock issued as part of the acquisition represents the estimated fair value of Easyriders common stock determined via extended independent party negotiations between Newriders and the sellers of each of the Paisano Companies and El Paso during the purchase negotiations which resulted in the executed sales agreements dated June 30, 1998. During a short period subsequent to the initial filing of the Proxy Statement/Prospectus with the Securities and Exchange Commission, Newriders stock averaged $3.06 per share, on a one for two split adjusted basis.

The Contributor Notes consist of a subordinated promissory note (the "Contributor Subordinated Note") in the amount of $5,000,000, a limited recourse subordinated promissory note (the "Contributor Mirror Note") in the amount of $5,000,000 secured by the Martin Mirror Note (defined below) and a subordinated promissory note (the "Contributor Short-Term Subordinated Note") in the amount of $3,000,000. The Contributor Subordinated Note has a term of five years and can be extended for an additional term of five years by the Company and bears interest at an annual rate between six and ten percent. The Contributor Mirror Note has a term of five years and will be extended if and to the extent that the Martin Mirror Note is extended, and bears interest at an annual rate between six and ten percent. The Contributor Short-Term Subordinated Note has a term of ninety days and bears interest at an annual rate of ten percent.

The former Paisano shareholder also has the right, subject to the approval of the Compensation Committee of Registrant, to recommend that certain employees of the Paisano Companies who continue to perform services after the Reorganization or are consultants to any of the Paisano Companies be granted options to purchase an aggregate of 300,000 shares of Easyriders Common Stock under the Easyriders Plan, exercisable at $5.00 per share. These options have been valued at $674,434 using the Black-Scholes option pricing model and have been included as part of the purchase price.

The acquisition of Paisano Companies was accounted for as a purchase and the resulting goodwill of $55,765,739 is being amortized on a straight-line basis over thirty years.

On September 23, 1998, the Company acquired all of the issued and outstanding membership interests of El Paso from the members, who included the Chairman and the President of the Company, for a total of 2,000,000 shares of Easyriders Common Stock.

The acquisition of El Paso was accounted for as a purchase and the resulting goodwill of $6,794,254 is being amortized on a straight-line basis over twenty years.

Warrants to purchase 870,393 shares of Easyriders Common Stock have been issued and sold to Imperial Capital LLC on the closing date of the Reorganization at nominal cost. The exercise price of the Warrants are $4.3125 per share. The warrants have been valued at $2,069,258 using the Black-Scholes Option Pricing Model. The Warrants will be exercisable at any time for a period of seven years from their date of issuance. The Warrants and the underlying common stock issuable upon exercise of the Warrants will be covered by agreements which provide for registration rights.

Unaudited pro forma combined results of operations of the Company for the nine months ended September 30, 1998 are included below. Such pro forma presentation has been prepared assuming that the acquisitions had occurred as of January 1, 1998.

     SALES                                                $ 34,721,568

     COST OF SALES                                          26,660,432
                                                            ----------
     GROSS MARGIN                                            8,061,136
                                                             ---------
     EXPENSES
     Restaurant and store operating expenses                 1,167,300
     Selling, general and administrative                     9,268,563
     Amortization of goodwill                                1,648,928
     Stock issuance expense                                  1,888,867
     Loss on sale of restaurant to related party             1,099,760
                                                          ------------

       Total Expenses                                       15,073,418
                                                            ----------
     OPERATING LOSS FROM FRANCHISE OPERATIONS                 (823,372)

       Loss from Operations                                 (7,835,654)
                                                            ----------
     OTHER INCOME (EXPENSE)

       Other income                                            137,858
       Interest expense                                     (2,621,513)
       Interest expense - noncash                           (1,202,870)
                                                          ------------

         Total Other Income (Expense)                       (3,686,525)
                                                            ----------
     PRO FORMA NET LOSS                                   $(11,522,179)
                                                          ============

     PRO FORMA NET LOSS PER SHARE                         $      (0.62)

     WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC                                    18,547,662


The pro forma results include the historical accounts of the Company, Newriders, the Paisano Companies, and El Paso and pro forma adjustments, including the amortization of goodwill and the interest expense related to the Term Notes and the Revolving Notes (Note 4) and the promissory notes issued to the Paisano Companies' previous shareholder. The pro forma results of operations are not necessarily indicative of actual results that may have occurred had the operations of Easyriders, Newriders, the Paisano Companies, and El Paso been combined in prior years.


NOTE 3 - OTHER STOCKHOLDERS' EQUITY ACTIVITIES

In connection with the Reorganization, John E. Martin, the Chairman of the Company, purchased 4,036,797 shares of Easyriders Common Stock, for a purchase price of $12,300,000, which he paid $5,000,000 in cash and the balance by delivery of certain promissory notes. The notes consist of the Martin Mirror
Note in the amount of $5,000,000, which note has been pledged by Easyriders to secure the Contributor Mirror Note, and the Other Martin Note in the amount of $2,300,000. The Martin Mirror Note has a term of five years, may be extended by Mr. Martin for an additional period of five years and bears interest at an annual rate between six and ten percent. The Other Martin Note has a term of five years and may be extended by Mr. Martin for an additional five years and bears interest at an annual rate between six and ten percent.

In connection with the Reorganization, four of the largest shareholders of Newriders agreed to return to Newriders an aggregate of 6,156,480 shares of Newriders common stock to be canceled. A total of 4,848,480 of these shares were delivered to Newriders for cancellation at or prior to closing. One of the four shareholders failed to deliver 1,308,000 of the Newriders shares to be canceled, of which 464,000 Newriders shares are beneficially owned by another individual, who had consented to their cancellation. The Paisano shareholder waived the condition for cancellation of the 1,308,000 Newriders shares at closing, on the condition that Newriders continue to pursue the cancellation of the 1,308,000 Newriders shares.

Easyriders has issued stop transfer instructions concerning the 1,308,000 Newriders shares, which is equivalent to 654,000 shares of Easyriders, Inc. common stock. Following the closing on September 23, 1998, a petition for an involuntary bankruptcy proceeding under Chapter 11 of the U. S. Bankruptcy Code involving the holder of these shares was filed. Easyriders, through its subsidiary, Newriders, intends to pursue its claim for cancellation of the 1,308,000 Newriders shares in the bankruptcy proceeding involving the shareholder. Per share calculations assume that the 1,308,000 shares have been cancelled.


NOTE 4 - DEBT

On May 11, 1998, Newriders issued convertible debentures with a face value of $500,000 due May 11, 2000 in a private placement transaction. The debentures accrue interest at 8% per year. The debentures were fully converted in increments throughout September 1998. Additionally, in conjunction with the issuance of the convertible debentures, Newriders issued warrants for the purchase of 25,000 shares of Newriders's common stock with an exercise price of $2.82 per share during the next three years. The fair value of the warrants, aggregating $40,901, has been recorded as debt issuance costs and was amortized over the term that the debentures were outstanding.

Paisano Publications, Inc. has received a loan from a financial institution (the Senior Lender) of $22,000,000 in the aggregate, $17,000,000 of which consists of term loans (the Term Loans) and $5,000,000 of which consists of revolving loans (the Revolving Loans and collectively with the Term Loans, the Senior Loans). The Term Loans plus $3,500,000 of the Revolving Loans were used to fund the Paisano Acquisition.

The Senior Loans are guaranteed (the Guarantees) by Easyriders and the Paisano Companies other than Paisano Publications (the Guarantors). The Senior Loans will mature on September 23, 2001, and bear interest at an annual rate equal to the prime rate of the Senior Lender from time to time plus 1.85%. The Senior Loans and the Guarantees are secured by a first priority security interest in substantially all of the tangible and intangible assets (owned or hereafter acquired) of Easyriders and the Paisano Companies, including all of the capital stock or equity interests of the Paisano Companies, Newriders and El Paso. The Senior Loans and the Guarantees constitute the sole senior secured indebtedness of Paisano Publications and the Guarantors and rank senior to all other indebtedness of Paisano publications and the Guarantors, including the $13,000,000 of Contributor Notes.

Paisano Publications is obligated to pay the Senior Lender a fee equal to 0.25% per annum of the average daily undrawn amount of the Revolving Loans.

At the end of each six-month period in which the Term Loans are outstanding, Paisano Publications is required to prepay the Term Loans in an aggregate principal amount equal to 35% of Excess Cash Flow, as defined, for such period. Because this prepayment is dependent upon Excess Cash Flow, no amounts have been classified as current at September 30, 1998.

Subject to certain limitations on dividends, provided that no event of default has occurred, Paisano Publications may loan or distribute funds to Easyriders monthly, limited to the lesser of $100,000 or 35% of the Excess Cash Flow for the preceding monthly period.

Generally, the net proceeds from any offering or private placement of debt, equity or hybrid securities, and any funds raised through the incurrence of bank indebtedness by Easyriders, Paisano Publications or any other Paisano Company will be applied toward the mandatory prepayment of the principal of the Term Loans plus accrued interest. Notwithstanding the foregoing, Easyriders may retain up to $5,000,000 in the aggregate, from the net proceeds of any approved sale of securities for purposes of refinancing the Contributor Short-Term Subordinated Note or funding operating expenses of Easyriders.

The Senior Loans may be repaid in whole or in part from time to time, at the option of Paisano Publications without premium.

Warrants to purchase 348,157 shares of Easyriders Common Stock have been issued and sold to the Senior Lender on the closing date of the Reorganization at nominal cost. The exercise price of the Warrants are $3.00 per share. The warrants have been valued at $944,332 using the Black-Scholes Option Pricing Model. Such amount has been recorded as a discount on the debt and is being amortized straight-line over three years, the life of the Senior Loans. The Warrants will be exercisable at any time for a period of seven years from their date of issuance. The Warrants and the underlying common stock issuable upon exercise of the Warrants will be covered by agreements which provide for registration rights.

The Senior Credit Agreement and the Guarantees contain operating and financial covenants concerning Paisano Publications and the Guarantors and their subsidiaries, including, but not limited to, the maintenance of minimum net worth, minimum working capital, interest coverage ratio, leverage ratio and EBITDA levels.


NOTE 5 - SALE OF RESTAURANT TO RELATED PARTY

On July 22,1998, the Company sold its Myrtle Beach Restaurant to a stockholder of the Company. As a result of this sale, the Company recorded a loss during the three months ended June 30, 1998 of $467,774 primarily related to the write-down to net realizable value of leasehold improvements and store fixtures.

During the three months ended September 30, 1998, the Company renegotiated the Myrtle Beach purchase agreement, thereby resulting in an additional loss on the sale of the Myrtle Beach Restaurant of $631,986.


NOTE 6 - NET LOSS PER COMMON SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Earnings per share is computed using the weighted average number of common shares outstanding during the period. Earnings per share assuming dilution is computed using the weighted average number of shares outstanding and dilutive effect of potential shares outstanding. Diluted earnings per share is not presented at September 30, 1998 due to the antidilutive effect on earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reorganization

On September 23, 1998, Easyriders, Inc. (the "Company" or "Easyriders") consummated a series of transactions (collectively referred to as the "Reorganization"), including the following: (i) the acquisition (the "Paisano Acquisition") by Easyriders of all of the outstanding common stock of Paisano Publications, Inc., a California corporation ("Paisano Publications") and certain affiliated corporations (the "Paisano Companies"), which engage in publishing special interest magazines relating to motorcycles and tattooing, marketing motorcycle apparel and accessories, promoting tattoo and motorcycle related events, and franchising retail stores which market motorcycle apparel and accessories; (ii) the acquisition (the "El Paso Acquisition") by Easyriders of all of the outstanding membership interests of M & B Restaurants, L.C., a Texas limited liability company ("El Paso"), which engages in the operation of four restaurants under the name "El Paso Bar-B-Que;" and (iii) the merger (the "Merger") of a subsidiary of Easyriders with and into Newriders, Inc., a Nevada corporation ("Newriders").

As a result of the Merger (i) each two shares of Newriders common stock, par value $.01 per share (the "Newriders Common Stock") were exchanged for one share of Easyriders common stock, par value $001 per share ("Easyriders Common Stock"), and the stockholders of Newriders immediately prior to the Merger became stockholders of Easyriders, (ii) all of the outstanding options, warrants and other convertible securities exercisable for or convertible into Newriders Common Stock were exchanged for the right to purchase or convert into one-half the number of shares of Easyriders Common Stock at an exercise price or conversion ratio per share equal to two times the exercise price or conversion ratio provided for in the stock option, warrant or other agreements evidencing such options, warrants or other convertible securities, and (iii) Newriders, the Paisano Companies and El Paso became wholly-owned subsidiaries of Easyriders.

Results of Operations - Historical

Balances presented for the three and nine months ended September 30, 1997 include only the results of operations for Newriders. Consolidated balances presented for the three and nine months ended September 30, 1998 include the results of operations for the Paisano Companies and El Paso for the period September 23, 1998 (the date of acquisition) to September 30, 1998, along with the results of operations for Newriders for the three and nine months ended September 30, 1998.

The following represents a summary of the components of revenues and net loss for the three and nine months ended September 30, 1998 and 1997 for Easyriders on a consolidated basis:

                                    For the Three Months Ended                  For the Nine Months Ended
                                          September 30,                              September 30,
                                    1998                  1997                  1998                  1997
                               ------------          ------------          ------------          ------------
REVENUES, net

Newriders                      $    151,254          $  1,277,473          $    975,409          $  2,426,584
Paisano                           1,107,703                                   1,107,703
El Paso                             157,606                                     157,606
                               ------------                                ------------

Consolidated revenues          $  1,416,563          $  1,277,473          $  2,240,718          $  2,426,584
                               ============          ============          ============          ============

NET INCOME (LOSS)

Newriders                      $ (2,356,051)         $   (639,232)         $ (7,553,225)         $ (1,524,535)
Paisano                             411,295                                     411,295
El Paso                               6,867                                       6,867
                               ------------                                ------------

Consolidated net loss          $ (1,937,889)         $   (639,232)         $ (7,135,063)         $ (1,524,535)
                               ============          ============          ============          ============


Results of Operations

During the three months ended September 30, 1998, Easyriders experienced a net loss in the amount of $1,937,889 compared to the net loss of $639,232 for the three months ended September 30, 1997. The net loss for the nine months ended September 30, 1998 was $7,135,063 as compared to a net loss for the nine months ended September 30, 1997 of $1,524,535.

Easyriders attributes the increased losses for the three and nine month periods ended September 30, 1998 primarily to its subsidiary, Newriders. During the three and nine months ended September 30, 1998 Newriders closed its Fresno restaurant location for remodeling and sold its Myrtle Beach restaurant location to a related party. Prior to July of 1998, these locations generated all of Newrider's revenues, which amounted to $1,277,473 and $151,252 during the three months ended September 30, 1997 and 1998 and $2,426,584 and $975,409 during the nine months ended September, 30, 1997 and 1998. Offsetting the decline in revenue from Newriders are revenues associated with the Company's acquisition of the Paisano Companies and El Paso on September 23, 1998. Easyriders believes the Paisano Companies and El Paso will generate substantially all of Easyriders' revenues in the future and therefore, the historical financial statements of the Company are not indicative of Easyriders' future operations. (See also Notes 1 and 2 to the Condensed Consolidated Financial Statements.)

Additionally, contributing to Newriders' losses for the three and nine months ended September 30, 1998 were the following items:

                                        In aggregate, Newriders incurred a loss
                                        of approximately $1.1 million related to the sale of the Myrtle Beach restaurant to a related party during the nine months ended September 30, 1998. (See
                                        Note 5 to the Condensed Consolidated
                                        Financial Statements).
                                        Due to the renegotiation of the terms
                                        of the sale, $467,774 of this loss was
                                        recorded in the three months ended
                                        September 30, 1998.

                                        During the nine months ended September
                                        30, 1998 Newriders issued 1,000,000
                                        shares of Newriders Common Stock to a
                                        stockholder of Paisano for the
                                        forgiveness of certain trade payables.
                                        Newriders recorded a stock issuance
                                        expense of approximately $1.9 million
                                        associated with this transaction.

                                        Newriders recorded noncash interest
                                        expense of $299,115 and $1,202,870
                                        during the three and nine months ended
                                        September 30, 1998 associated with
                                        conversion discounts and stock purchase
                                        warrants granted to certain parties in
                                        conjunction with the sale of convertible debentures issued by Newriders on various dates through May 1998. (See
                                        Note 4 to the condensed Consolidated
                                        Financial Statements).

                                        Newriders incurred significant general
                                        and administrative costs, primarily
                                        associated with being a public company,
                                        without the leverage of an adequate
                                        revenue base. Additionally, during the
                                        three months ended September 30, 1998
                                        Newriders recorded $616,000 in
                                        compensation expense to an employee as
                                        consideration for services performed
                                        associated with consummating the El Paso and Paisano acquisitions.


Results of Operations:   Paisano Companies

As previously stated, the consolidated operating results of Easyriders for the three and nine months ended September 30, 1998 include one week operations of the Paisano Companies and El Paso.

The Paisano Companies revenue attributable to this period totaled approximately $1.1 million, which primarily relates to revenue associated with the publishing and distribution of Easyriders' magazines during this one week period. The Paisano Companies recognize newsstand, subscription and advertising revenue on the "on-sale" date of each specific magazine. Revenues associated with the Easyriders' magazine titles comprise a significant portion of the Paisano Companies' revenues.

Consequently, the Paisano Companies' revenue during this one week period is not indicative of Paisano's revenue over a full operating cycle.

The Paisano Companies net income of $411,295 results primarily from the revenue described in the preceding paragraph offset by direct costs associated with publishing the Easyriders magazines distributed during the period and one week of operating expenses associated with the Paisano Companies. Due to the disproportionate amount of revenues recorded during this period, the results of operations of the Paisano Companies during this period is not indicative of future operating results.

Results of Operations: Pro Forma

The pro forma results of operations disclosed in Note 2 to the condensed consolidated financial statements have been prepared assuming that the acquisition had occurred as of January 1, 1998. The pro forma results include the historical accounts of the Company, Newriders, the Paisano Companies, and El Paso. The pro forma results of operations described herein are not necessarily indicative of actual results that may have occurred had the operations of Easyriders, Newriders, the Paisano Companies, and El Paso been combined in prior years.

During the nine months ended September 30, 1998, Easyriders experienced a pro forma net loss in the amount of $11,522,179 on sales of $34,721,568.

Easyriders attributes the pro forma sales primarily to its subsidiaries, the Paisano Companies. The Paisano Companies had combined revenues of $25,960,615 for the nine months ended September 30,1998. Included in the pro forma sales for the Paisano Companies was $17,912,659 of newsstand, advertising and subscription revenue related to publishing Paisano Publications' eleven special interest magazines, including Easyriders. Revenues also included $2,919,834 of mail-order sales of the Paisano Companies' line of apparel and other motorcycle and tattoo related products, $2,100,122 of sales from the Company's three Easyriders stores and $2,513,166 of motorcycle event related sales.

The Company's restaurant subsidiary, El Paso, had revenues of $7,785,544 in food and beverage sales for the nine months ended September 30, 1998 from their four barbecue and smoked meat restaurants located in Arizona and Oklahoma.

The Company's pro forma loss for the nine months ended September 30, 1998 was primarily related to the Newriders subsidiary's loss of $7,553,225 described under Results of Operations above. The Paisano Companies and El Paso contributed pro forma net losses of $3,593,444 and $375,510, respectively, for the same period.

The Company attributes the Paisano Companies' pro forma net loss primarily to $2,311,313 in pro forma interest expense related to the Senior Loans which were used to fund the acquisition, $1,394,143 in pro forma amortization of goodwill and a $879,384 loss from Easyriders Franchising, the Paisano Companies' franchising company.

The Company attributes the El Paso pro forma net loss primarily to $254,785 in pro forma amortization of goodwill and costs associated with relocating El Paso's administrative facilities.

Liquidity and Capital Resources

The Company's stockholders' equity increased to $32,837,138 at September 30, 1998, from $302,842 as of December 31, 1997. Cash and cash equivalents decreased to $165,206 at September 30, 1998 from $1,262,633 at December 31, 1997 due primarily to net cash used in operating activities of $2,057,925. Cash used in operating activities reflects a net loss of $7,135,063, partially offset by non-cash expenses of $2,504,867 for common stock issued for services, loss on sale of restaurant of $1,099,760, $1,202,870 of non-cash interest expense and $232,531 related to the depreciation and amortization of property and equipment and goodwill.

These decreases in cash and cash equivalents were partially offset by the net cash provided by financing and investing activities. $18,801,876 of the net cash provided by financing activities of $19,750,545 was used to fund the cash consideration for the acquisitions of the Paisano Companies and El Paso. The components of net cash provided from financing activities included the issuance of $17,000,000 in term notes, $3,500,000 in revolving notes and $5,000,000 in common stock related specifically to the acquisition of the Paisano Companies and $2,100,000 of debt issued to fund the operations of Newriders. (See Note 4 to the condensed Consolidated Financial Statements).

The Company has historically financed its operations through issuances of convertible debentures and other equity instruments. In conjunction with the Reorganization, the Company is required to make payments as required to service the indebtedness incurred to effect the Reorganization. The source for the cash required to make these payments is expected to be provided through the operations of the Paisano Companies and El Paso and through draws on the Company's revolving notes. At September 31, 1998, the Company had $1,500,000 available under the revolving notes.

Additional cash needs through 1999 include funding the operations of the Paisano Companies, funding the overhead related to Newriders and the purchase of additional sites for restaurants. The Company believes cash generated from future operations and availability under its revolving notes will be sufficient to meet working capital needs for the foreseeable future.

Year 2000 Compliance

What is commonly referred to as the "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of Easyriders' computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

In 1998, Easyriders will initiate a conversion for existing PC based accounting software to programs that are year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems. As a result, all costs associated with this conversion will be expensed as incurred. Easyriders will also initiate communications with all of its significant suppliers and service providers to determine the extent to which Easyriders' interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Easyriders' systems rely will be timely converted and will not have an adverse affect on the Easyriders' systems.

Easyriders will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. Easyriders anticipates completing its Year 2000 remediation efforts within one year but not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of Easyriders' Year 2000 remediation efforts is not expected to have a material effect on Easyriders' results of operations.

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings.

Easyriders and its subsidiaries are subject to litigation incidental to the conduct of their respective businesses in the ordinary course of operations.

Newriders has been named as a third party defendant in a lawsuit in which the plaintiff alleged that Newriders sold a defective helmet which resulted in the death of the user. A total of $2.5 million in damages is being sought. Newriders has been advised by its insurance carrier that the insurance company is handling the defense, and Newriders believes its insurance coverage is adequate.

Newriders has been named as a defendant in a lawsuit brought by Palisades Capital, Inc. and Palisades Holdings, Inc. (collectively "Palisades") in the Superior Court of California, County of Los Angeles, number BC194913, filed July 27, 1998, for payment of a promissory note in the amount of $100,000, plus interest, together with damages arising out of, among other things, Newriders' alleged breach of commitments to enter into certain financial relationships with Palisades and other parties. Newriders believes that Palisades breached its agreement to provide certain funding to Newriders, and accordingly, Newriders proposes to vigorously defend the alleged breach and counterclaim for damages in excess of the amount claimed under the promissory note.

Easyriders Franchising has been served with a demand in two arbitration proceedings brought by two franchisees alleging fraud and breach of contract. No specific amount of damages has been demanded. While Easyriders Franchising vigorously denies the allegations in these arbitration proceedings, no assurance can be given that Easyriders Franchising will ultimately prevail on the merits. Easyriders Franchising has also received a claim letter from another franchisee. No formal action has yet been taken.

El Paso is a defendant in one litigation proceeding involving a slip and fall personal injury claim. El Paso's insurance carrier is defending the action and Easyriders believes such insurance is adequate.

 Item 2.  Changes in Securities and Use of Proceeds.

      On September 23, 1998, the Company issued 6,493,507 shares of Common Stock to Joseph Teresi as partial consideration for the purchase of the Paisano Companies. The shares were issued to Mr. Teresi in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof.

      On September 23, 1998, the Company issued 4,036,797 shares of Common Stock to John Martin as partial consideration for the purchase of El Paso and 1,000,000 shares of Common Stock to Mr. Martin in exchange for $5,000,000 cash and promissory notes in the amount of $7,300,000. The shares were issued to Mr. Martin in transactions that were exempt from the registration requirements of the Act pursuant to Section 4(2) thereof.

      On September 23, 1998, the Company issued 1,000,000 shares of Common Stock to William Prather as partial consideration for the purchase of El Paso. The shares were issued to Mr. Prather in a transaction that was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof.

      On September 23, 1998, the Company issued 200,000 shares of Common Stock to William Nordstrom as a stock grant in conjunction with his employment as Executive Vice President and Chief Financial Officer of the Company.. The shares were issued to Mr. Nordstrom in a transaction that was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof.

      On November 18, 1998 the Company issued 120,000 shares of Common Stock to Richard Dillon in connection with the termination of his employment of El Paso. The shares were issued to Mr. Dillon in a transaction that was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

      Exhibit Number                 Description of Exhibits
      --------------                 -----------------------

      27.1                           Financial Data Schedule

      (b)   Reports on Form 8-K:

      The Registrant filed a Current Report on Form 8-K with the Commission on October 8, 1998.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EASYRIDERS, INC.
                                   (Registrant)


  Dated: November 23, 1998         /s/ WILLIAM PRATHER
                                   ---------------------------------------------
                                   President, Chief Executive Officer and
                                   Director



  Dated: November 23, 1998         /s/ WILLIAM NORDSTROM
                                   ---------------------------------------------
                                   Chief Financial Officer and
                                   Executive Vice President

                               INDEX TO EXHIBITS



Exhibit Number                     Description of Exhibit
--------------                     ----------------------

    27.1                           Financial Data Schedule