Form 10-K
period 1998-12-31
EASYRIDERS INC
filed 1999-04-15
CIK 1065253

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               ________________

                                   FORM 10-K
                               ________________

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 001-14509
                                              ---------

                               EASYRIDERS, INC.
                               ----------------
            (Exact name of registrant as specified in its charter)



               Delaware                               33-0811505
     -------------------------------      ---------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organixation)

28210 Dorothy Drive, Agoura Hills, California            91301
---------------------------------------------          ----------
 (Address of principal executive office)               (Zip Code)


Registrant's telephone number, including area code:  (818)889-8740
                                                     -------------

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 par value per share

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on April 9, 1999, was $10,320,606. There were 20,512,785 shares of Common Stock outstanding as of April 9, 1999.

PART I

     Item 1.  Business
              --------

                         INFORMATION ABOUT EASYRIDERS

General

     Easyriders, Inc. ("Easyriders" or the "Company") is a newly formed corporation, organized under the laws of the state of Delaware on May 13, 1998. Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications, Inc. ("Paisano Publications"), a California corporation, and M & B Restaurants, L.C. ("El Paso"), a Texas limited liability company.

Reorganization

     On September 23, 1998, Easyriders consummated a series of transactions (the "Reorganization") including the following: (i) the acquisition by Easyriders from Joseph Teresi of all of the outstanding common stock of Paisano Publications and certain affiliated corporations (the "Paisano Companies") that engage in publishing special interest magazines relating to motorcycles and tattooing, marketing motorcycle apparel and accessories, promoting motorcycle and tattoo related events, and franchising retail stores that market motorcycle apparel and accessories; (ii) the acquisition by Easyriders of all of the outstanding membership interests of El Paso, which engages in the operation of four restaurants under the name "El Paso Bar-B-Que"; and (iii) the merger (the "Merger") of a subsidiary of Easyriders with and into Newriders, Inc., a Nevada corporation ("Newriders").

     As a result of the Merger (i) each two shares of Newriders common stock, par value $.01 per share (the "Newriders Common Stock") were exchanged for one share of Easyriders common stock, par value $.001 per share ("Easyriders Common Stock"), and the shareholders of Newriders immediately prior to the Merger became stockholders of Easyriders, (ii) all of the outstanding options, warrants and other convertible securities exercisable for or convertible into Newriders Common Stock were exchanged for the right to purchase or convert into one-half the number of shares of Easyriders Common Stock at an exercise price or conversion ratio per share equal to two times the exercise price or conversion ratio provided for in the stock option, warrant or other agreements evidencing such options, warrants or other convertible securities, and (iii) Newriders, the Paisano Companies and El Paso became wholly-owned subsidiaries of Easyriders.

     At the time of the Reorganization, Easyriders and Paisano Publications entered into a Note and Warrant Purchase Agreement (the "Credit Agreement") with Nomura Holding America Inc. (the "Lender"), pursuant to which the Lender agreed, subject to the satisfaction of certain terms and conditions, to lend Paisano Publications up to $22,000,000 (the " Nomura Indebtedness"). $20,500,000 was borrowed under the Credit Agreement at the time of the Reorganization and used as a portion of the consideration paid by Easyriders to Joseph Teresi to acquire the Paisano Companies. As of April 9, 1999, $1,250,000 is available for borrowing under the Credit Agreement.

Recent Developments

     On April 8, 1999, in order to alleviate a cashflow shortage at Easyriders resulting from restrictions under the Credit Agreement on the distribution of funds from the Paisano Companies to Easyriders, the Company raised additional capital by selling shares of its Common Stock to John Martin and Joseph Teresi for $1,500,000 each. The shares were sold to Messrs. Martin and Teresi at a 25% discount from market price, market price being determined as the average daily closing price of the Common Stock on the American Stock Exchange over a certain number of consecutive trading days ending on and including April 8, 1999. Each of Messrs. Martin and Teresi received 1,397,950 shares of Easyriders Common Stock as a result of such purchases. Mr. Martin paid cash for his shares, and Mr. Teresi paid for his shares by forgiving $75,000 of interest and $1,425,000 of principal owed to him by the Company. As a result of such sales, the total number of shares of Easyriders Common Stock owned by Mr. Martin increased from 5,269,497 (22.3% of the outstanding number of shares of Easyriders Common Stock on a fully diluted basis) immediately before such sales to 6,667,447 (25.2% of the outstanding number of shares of Easyriders Common Stock on a fully diluted basis) immediately after such sales, and the total number of shares of Easyriders Common Stock owned by Mr. Teresi increased from 6,993,507 (29.6% of the outstanding number of shares of Easyriders Common Stock on a fully diluted basis) immediately before such sales to 8,391,457 (31.7% of the outstanding number of shares of Easyriders Common Stock on a fully diluted basis) immediately after such sales. $718,163 of the cash paid by Mr. Martin for his shares was used to repay the principal of and accrued interest on amounts borrowed by the Company from Messrs. Martin and Teresi (the "Bridge Note Proceeds") on February 23, 1999, which Bridge Note Proceeds were used to make a $500,000 prepayment on the Nomura Indebtedness and for working capital at the Paisano Companies and Easyriders. The remainder of the cash paid by Mr. Martin for his shares will be used by the Company for working capital purposes. The sale of Easyriders Common Stock to Messrs. Martin and Teresi was unanimously approved by the members of the Board of Directors (other than Messrs. Martin and Teresi) after extensive consideration of the circumstances, including but not limited to, the cash needs of the Company and the absence of any viable alternative funding sources. The Board of Directors also received and relied upon, a written opinion of Imperial Capital, LLC ("Imperial") that the $1,500,000 cash paid by Mr. Martin for his shares and the $1,500,000 forgiveness of interest and principal given by Mr. Teresi in exchange for his shares are fair to the Company's stockholders from a financial point of view.

     On April 15, 1999, the Lender agreed to waive defaults under the Credit Agreement relating to restricted payments, maximum leverage ratios, minimum consolidated EBITDA and minimum interest coverage ratios. In addition, the Lender agreed to amend the Credit Agreement in order to loosen certain covenants for the 1999 calendar year relating to the maintenance of required levels of working capital and EBITDA, maximum leverage ratios and minimum interest coverage ratios. In addition, the Credit Agreement was amended to provide that the results of operations Easyriders Franchising, Inc. and Teresi, Inc., will not be consolidated with the other Paisano Companies for purposes of calculating compliance with certain financial maintenance tests. The Credit Agreement was also amended to provide that excess cash flow (as defined in the Credit Agreement) be used to prepay the Nomura Indebtedness on a monthly basis (as opposed to bi-annually as previously provided in the Credit Agreement). In consideration of the foregoing waivers and amendments, the Company agreed to reduce the exercise price on warrants to purchase 355,920 shares of Easyriders Common Stock, issued to the Lender at the time the Credit Agreement was originally entered into, from $3.00 to $1.625.

     In accordance with the agreement pursuant to which the Company acquired the Paisano Companies from Joseph Teresi, a post-closing adjustment was to be made based upon the amount by which working capital of the Paisano Companies as of the closing of the acquisition exceeded or was less than $4,537,000. Based upon a closing date balance sheet prepared by the Company, the Company determined that the working capital of the Paisano Companies as of the closing was less than $4,537,000. Mr. Teresi disputed that determination. After protracted negotiations, the Board of Directors of the Company agreed on March 19,1999 to accept a payable from Mr. Teresi (the "Teresi Payable") in the amount of $398,085 in satisfaction of the working capital adjustment. The Teresi Payable does not bear interest and, subject to prior payment in the circumstances described below, is due when the entire principal and interest on the $13,000,000 of promissory notes (the "Seller Notes") issued by the Company to Mr. Teresi as partial consideration for the acquisition of the Paisano Companies has been paid in full. Certain aged receivables of the Company which have been fully reserved by the Company have been identified (the "Receivables") and to the extent collections are received on the Receivables, a percentage of such collections will be credited against the Teresi Payable. In addition, if the Company determines that the amount of a pension accrual with respect to pre-Reorganization operations of the Paisano Companies should be decreased, the Teresi Payable will be reduced by the amount of such decrease. Furthermore, to the extent that certain fully reserved inventory of the Company is sold or used by the Company for promotional purposes, the Teresi Payable will be reduced by the amount of sale proceeds or value assigned by the Company to such promotional use. Also, if the Company receives a refund of any portion of a specified foreign tax payable by the Company, the Teresi Payable will be reduced by the amount of such refund. From and after the time the Teresi Payable has been reduced to zero, Mr. Teresi will be entitled to receive (in cash, or if any of the Nomura Indebtedness is outstanding, in the form of a non-interest bearing receivable from the Company) the applicable percentage of collections on the Receivables and all amounts, if any, attributable to a reduction in such pension accrual and the sale or promotional use of such inventory.

     On March 31, 1999, Joseph Teresi waived the default which existed on that date with respect to the non-payment of interest on a $3,000,000 promissory note from the Company. In addition, Mr. Teresi agreed that between March 31, 1999 and March 31, 2000 he would not make any claim of default in connection with the non-payment of interest or principal which were due as of March 31, 1999 or which would accrue between March 31, 1999 and March 31, 2000 on the $3,000,000 promissory note and two $5,000,000 promissory notes given to Mr. Teresi as part of the consideration for the acquisition from him of the Paisano Companies.

                    INFORMATION ABOUT THE PAISANO COMPANIES

General

     Paisano Publications is a California corporation that was organized on November 17, 1970. It presently has 113 employees, and is engaged in the business of publishing magazines for the motorcycle and tattoo markets.

     Easyriders of Columbus is an Ohio corporation that was organized on January 3, 1994. It presently has 12 employees and it owns and operates a flagship store that sells Easyriders apparel and offers motorcycle customization, custom and pre-owned motorcycle sales, motorcycle parts and accessory sales, motorcycle servicing, a cafe, custom leather and embroidery and a tattoo studio.

     Easyriders Franchising ("Easyriders Franchising") is a California corporation organized on June 23, 1993. It presently has 5 employees, and is engaged in the business of selling franchises to third parties to sell Easyriders apparel and motorcycle accessories.

     Teresi, Inc. is a California corporation organized on April 7, 1982. It presently has 4 employees, and is engaged in the business of organizing promotional events.

     Bros Club is a California corporation organized on February 17, 1994. It presently has no separate employees, and relies on services provided by other Paisano Companies. Bros Club is engaged in the business of soliciting memberships for an association of motorcycle enthusiasts and provides various services, provided by third parties, for members.

     Associated Rodeo Riders on Wheels is a California corporation organized on February 29, 1988. It presently has no employees and no material operations.

Print Media Publishing Overview

     Paisano Publications publishes eleven special interest magazines that are sold worldwide, and a trade magazine provided free to motorcycle shops. Including foreign language editions for Germany, France, Italy, Spain and Japan, there are 26 separate versions of the eleven magazines. Ten of these magazines are targeted at the motorcycle and tattoo markets, as to which Paisano Publications is generally regarded as the market leader. One of these magazines is targeted at the hot rod market. All magazines are published in-house. Articles and photography are typically acquired from a select group of freelance writers and photographers.

     Following are the magazines published by Paisano:

     Motorcycle Lifestyle Magazines

     Easyriders

     Easyriders is Paisano Publications' original magazine. It was first published in 1971, and remains Paisano Publications' flagship magazine. The magazine has been closely associated with Harley-Davidson enthusiasts since the early 1970's and has an extremely strong following in the U.S. and abroad. The "Easyriders" name has acquired a degree of brand name recognition, and is used by Paisano Publications on products and for its retail and franchise operations. Easyriders is focused on what has been referred to as the "Harley-Davidson lifestyle," featuring motorcycles, people, and events involving Harley-Davidson motorcycles. In addition Easyriders has served as a means of promoting other products and services offered by Paisano Publications. Easyriders is published monthly in a fixed format, including approximately 152 pages. The magazine sells at U.S. newsstands for $5.99.

     There are six special annual issues of Easyriders, including two product catalogs, one buyers' guide, and one related to an annual Columbus, Ohio motorcycle event. These annual issues have additional pages and sell for $6.99.

     Other Motorcycle Lifestyle Magazines

     Other motorcycle lifestyle magazines published by Paisano Publications include Easyriders V-Twin, In the Wind, Biker, VQ, and Quick Throttle with newsstand prices that range from $3.99 to $5.99 per issue. In addition, Paisano Publications publishes a monthly trade publication, Eagle's Eye, distributed at no charge to motorcycle and motorcycle accessory shops.

     Tattoo Lifestyle Magazines

     Tattoo

     Tattoo is Paisano Publications' original entry into the tattoo market. It was purchased from McMullen Publishing in 1986. The magazine is targeted at the growing number of tattoo enthusiasts and includes profiles of individuals, information about events, and other related topics. Management believes Tattoo has a majority share of the readers in its market. Tattoo is a monthly publication produced in a fixed format of 96 pages primarily in color and on coated paper, with a limited number of pages on newsprint. The magazine retails for $3.99 in the U.S. There are six special issues of Tattoo with additional pages related to tattoo and motorcycle events that are sold throughout the year. These special issues retail for $4.99.

     Tattoo Flash

     Tattoo Flash is a gallery of individual examples of tattoo art that retails for $4.99 in the U.S. The magazine has no advertising content.

     Tattoo Savage

     Tattoo Savage features more "extreme" uses of tattoos. Along with its tattoo focus, Tattoo Savage includes body piercing content and photography. Tattoo Savage retails in the U.S. for $4.99.

     Hot Rod Magazine

     American Rodder targets hot rod enthusiasts and focuses on the restoration and customization of "classic" hot rods. American Rodder is a monthly publication retailing for $3.99 in the U.S. There are four special annual issues of American Rodder with additional pages, including three related to events and one swimsuit issue. These special issues retail for $4.99.

     Heavy Metal Magazine

     In February 1998, Paisano Publications entered into an exclusive licensing agreement with Dennis Publishing of London, for the North American distribution rights to Metal Hammer, Britain's premier heavy metal music magazine. Metal Hammer showcases a musical genre that combines traditional rock, hardcore punk and urban rap to create today's heavy metal music. Paisano will print and distribute the publication which will be on sale beginning April 20, 1999.

     Other Materials

     In addition to its magazine publications, Paisano Publications also periodically publishes calendars, buyer guides and other printed materials.

     Video Magazines

     Paisano Publications produces video magazine versions of its Easyriders magazine. The videos are produced as periodicals and are sold like magazines, as single copies or as subscriptions. Paisano Publications has built a large library of footage for its videos and has released 39 video titles to date. The videos are produced in-house in Paisano Publications' editing studio and have a similar format to Easyriders magazine, focusing on all aspects of the Harley-Davidson lifestyle. The videos are produced quarterly and retail for up to $24.95. In addition, Paisano Publications has had success offering several modified versions of its video magazines on pay-per-view programming. The video magazines contain some adult content and are not rated.

     Paisano Publications markets its video magazines to motorcycle shops and some video stores through an in-house, direct marketing campaign. Mail order sales and subscriptions to the video magazines are marketed primarily through the Company's magazines. Video tapes are shipped by Paisano Publications' contracted videotape duplicator based on a shipping list provided by Paisano Publications.

Printing and Production

     Magazine and calendar printing and production is handled by RR Donnelly & Sons Company under contract with Paisano Publications. The agreement provides for RR Donnelly & Sons Company to provide all printing requirements for a period of five years beginning in 1996 for designated publications and to provide printing for additional publications upon notice, subject to availability of adequate equipment.

Distribution and Marketing

     Paisano Publications' magazine and video products are marketed and distributed through four major avenues:

     North American Newsstand Sales

     Magazines are distributed to newsstands in the U.S., Canada, and a limited number of foreign countries under a distribution agreement with Curtis Circulation Company that runs through June 1, 2001. Curtis has the option to extend the distribution agreement through July 1, 2002 upon payment of a one-time extension fee to Paisano Publications. The distributor's responsibilities are primarily related to marketing and include (i) marketing magazines to newsstands; (ii maintaining relationships with magazine wholesalers, who deliver the magazines to the newsstands; (ii monitoring purchasing activity and directing the number of each issue the wholesaler delivers to each newsstand account; (iv providing shipping labels for each issue of the magazines to the printer, who then ships to the wholesalers; and (v) tracking magazine returns which are picked up, counted, and destroyed by the wholesaler.

     Subscription Sales

     Subscription sales in the U.S. and Canada are handled through a contract with the fulfillment house Publishers Creative Systems ("PCS"). There are no subscription sales to other countries. PCS maintains a database of current and past subscribers. For each magazine issue, PCS sends a list of current subscribers to the printer. The printer, in turn, mails the magazines to subscribers.

     Subscriptions are marketed primarily through Paisano Publications' magazines. Each magazine includes information about other Paisano Publications' magazines. To increase subscribers, Paisano also runs sweepstakes through its magazines and by direct mail. Paisano Publications has not extensively used mailing lists to market its magazines to its target market. Management believes there are significant growth opportunities in subscription sales.

     Non-Newsstand Retail Sales

     Due to the target markets served by Paisano Publications, its magazines are often carried at retail locations that do not otherwise carry magazines. Primarily, these "non-newsstand" accounts are motorcycle and tattoo shops.
These non-newsstand accounts are maintained by Paisano Publications.

     Paisano Publications has a direct marketing effort that targets non-newsstand customers. Paisano Publications maintains a database of accounts and prospects for non-newsstand retail sales. Paisano Publications provides mailing labels to the printer for each issue of the magazines, who then, in turn, ships to the non-newsstand customers.

     Foreign Newsstand Sales

     Paisano Publications uses several distributors to handle the distribution and marketing of its magazines outside North America. The printer ships the magazine to foreign break-up points based on shipping lists provided by Paisano Publications.

Apparel Sales, Franchising and Store Operations Overview

     Paisano Publications has used its access to the Harley-Davidson and hybrid American-made motorcycle market to sell apparel and other products it creates. Originally sold through Paisano Publications' magazines and mail order catalogs, Paisano Publications has expanded the marketplace for such products to include two stores, and has recently introduced a franchise program for motorcycle specialty shops.

Apparel and Other Product Sales

     Historically, Paisano Publications has focused on the sale of apparel and other motorcycle related soft goods. As other members of the Paisano Companies establish a base of franchised stores, the Paisano Companies plan to offer motorcycle customization and service. Some of the products currently offered by Paisano Publications include clothing, belts, buckles and pins, boots, jewelry, tee shirts, toys, leather apparel, hats, collectibles, bike accessories and greeting cards.

     In addition to the above, the Paisano Companies-owned stores and franchise stores offer a variety of other products and services. While they differ somewhat from location to location, the products and services offered by the stores include the products listed above, as well as motorcycle sales, service and customization, tattooing, and food services.

     The Paisano Companies have negotiated discount prices for its franchisees on motorcycle parts and other products from third party vendors. This allows the franchise stores to benefit from their combined purchasing power.

Customers and Marketing

     Paisano sells its products through several channels:

     Mail-Order/Retail Customers. Historically, products have been sold through advertisements in Paisano Publications' magazines and through annual Easyriders product catalogs. Since 1995, Paisano Publications has produced newsstand catalogs under the name "Roadware" in order to increase mail-order sales of its products and to provide nationwide marketing support for its franchise stores.

     Easyriders Stores. The Easyriders Stores includes the Paisano Companies-owned stores as well as its franchised stores. The Easyriders Stores sell products purchased from the Paisano Companies. Management believes this will be a significant growth area for product sales.

     Other Customers: The Paisano Companies sell apparel and other products at wholesale to non-Easyriders stores. These stores include a variety of motorcycle and accessory shops. Also included are two Easyriders eighteen wheel trucks that were developed by a third party to sell products at events attended by many of the Paisano Companies' target customers throughout the U.S.

     Paisano Publications uses its magazines to market for all of the above distribution channels. Advertisements for the products, the catalogs, and the Easyriders Stores are included throughout the various Paisano Publications' magazines.

Easyriders Franchising Overview

     In 1992, Paisano Publications began licensing the name Easyriders and by 1994 had 14 U.S. licensed stores, with a wide range of formats and products.

     In 1994, Paisano Publications decided that the potential for the stores would be best served by a franchise arrangement. Paisano Publications developed a strategy to convert appropriate licensed stores to franchised stores and create a program for additional franchise stores. Of the 14 licensed stores, 8 converted to franchised stores and the remainder ceased using the Easyriders name. Paisano Publications currently has approximately 20 franchised stores and agreements have been signed for an additional six stores which are expected to open in 1999.

     Management believes Easyriders franchising stores will meet an under-served demand for products and services to the Harley-Davidson and hybrid American-made motorcycle market.

Easyriders Franchising Operations

     Easyriders Franchising sells franchise operations to experienced entrepreneurs and allows them a high degree of autonomy so they can react to their individual markets. The franchisees receive use of the Easyriders name, broad specifications for store format and merchandising display, consultation on product and service ideas, discounts on products sold by Paisano Companies, discounts on products on the approved vendor list through system-wide negotiated prices with the manufacturers, nationwide advertising support funded by a portion of royalty fees paid by franchisees, and training. Additionally, Easyriders Franchising is in the process of developing a turn-key financing program for its franchisees.

     Franchisees are expected to purchase products only from Paisano Companies or an approved vendor in order to maintain company image and consistency, submit financial information on a daily basis, pay an up-front franchise fee, and pay a royalty based on weekly sales.

     Prospective franchisees must complete an application and interview process that includes a visit to Paisano Publications' Columbus store and headquarters. Franchisees are selected based on their financial strength as well as management's assessment of their ability to manage the location.

Company-Owned Stores

     Easyriders of Columbus

     Easyriders of Columbus is designed to be a test store for merchandising Easyriders products and services and was incorporated separately from Paisano Publications and Easyriders Franchising. The store is 10,000 square feet. Aside from selling Easyriders apparel, this location offers motorcycle customization, custom and pre-owned motorcycle sales, motorcycle parts and accessory sales, motorcycle servicing, a cafe, custom leather and embroidery, and a tattoo studio. The store is designed to be "entertainment," not just a retailer of apparel.

     Daytona Beach, Florida

     The Daytona Beach store is the original Easyriders store. It is owned by Paisano Companies and offers only Easyriders apparel.

Bros Club

     Bros Club is a motorcycle travelers' service club. The program was developed to support the Easyriders franchise stores by providing a product that closely ties the stores to their customers. Paisano Publications is encouraging each franchised store to form a Bros Club chapter and to include a membership with each motorcycle purchase. The program is expected to grow as the franchise effort is rolled-out.

     Bros Club members pay annual service fees of $29.95 and receive emergency road service and access to insurance for custom bikes. Paisano Publications contracts with a third party to provide 24-hour road-side assistance and towing to members. This third party has over 12,000 24-hour locations in the U.S.

     As of March 17, 1999, there were approximately 8,000 Bros Club members.

Event Promotion and Management Activity

     Teresi, Inc. promotes events intended to appeal to motorcycle enthusiasts, including motorcycle rodeos, motorcycle shows, and tattoo shows. Teresi, Inc. may either promote such an event for its own account and incur the risk of all associated expenses against the prospect of collecting all revenues for ticket sales, or Teresi, Inc. may provide services on a fee basis to the party taking such role. Services provided may include organization, advertising, arranging for attractions, locations, insurance, concessions, and contest supervision. Teresi, Inc. contracts with a third party who provides trucks to attend events from which it markets magazines, motorcycle accessories, soft goods and related products.

Competition

     Paisano Publications' seven motorcycle titles (including the trade publication, Eagle's Eye) have among the largest circulation in the U.S. of the motorcycle magazine segment. Paisano directly competes with the following six other Harley-Davidson oriented motorcycle magazines: Hot Rod Bikes, Big Twin, Hot Bike, American Rider, Iron Works and American Iron.

Employees

     As of March 22, 1999 the Paisano Companies employed approximately 134 full-time and part-time employees. None of the Paisano Companies' employees is covered by a collective bargaining agreement and the Paisano Companies have never experienced an organized work stoppage, strike or labor dispute. The Paisano Companies believe its relations with its employees are generally good.

                           INFORMATION ABOUT EL PASO

General

     M & B Restaurants, L.C., a Texas limited liability company ("El Paso"), was formed on September 13, 1994 and was acquired by the Company on September 23, 1998. El Paso currently operates four El Paso Bar-B-Que Restaurants. The restaurants are located in Tulsa, Oklahoma; Glendale, Arizona; Scottsdale, Arizona; and Phoenix, Arizona.

     El Paso's restaurants offer high-quality, southwestern barbecue cuisine and excellent service in a southwestern atmosphere.

Description of Menu

     The El Paso Bar-B-Que Restaurants offer smoked meats featuring El Paso's proprietary seasoning rub, and a variety of entrees including salmon, turkey, lamb, and prime rib. The primary menu items concentrate on high quality, genuine hickory-smoked barbecue. All dishes include an assortment of unique and proprietary side items, along with a variety of El Paso's barbecue sauces.

Restaurant Decor--Layout and Design

     The El Paso Bar-B-Que Restaurants have a southwestern decor, with a flagstone entryway, peal poles, cottonwood bar and stone fireplace. El Paso considers its El Paso Bar-B-Que Restaurants to be upscale barbecue destination restaurants with a casual dining experience.

     The existing restaurants range in size from approximately 6,900 to 11,000 square feet and seat from 275 to 350 persons.

Service

     El Paso emphasizes excellent customer service in order to make each patron's visit an enjoyable, memorable experience. El Paso is committed to providing its customers with prompt, friendly, attentive service. Accordingly, it attempts to maintain an adequate ratio of service personnel to customers, and staffs each restaurant with an experienced management team to ensure that its high service standards are maintained. New employees are generally trained by experienced employees who are familiar with El Paso's policies, and newly promoted or recently hired managers are required to complete a training program prior to commencing their duties.

Advertising and Promotion

     El Paso believes it will attract new customers through word-of-mouth, the visibility of its radio and print advertising, and the broad-based media coverage typically associated with grand openings of new restaurants.

Restaurant Operations and Management

     El Paso strives to maintain quality and consistency in its restaurants through carefully training and supervising its personnel and by establishing standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. The onsite management for its restaurants consists of a general manager, kitchen manager and several floor assistants, who collectively are responsible for every aspect of each restaurant's operation.

     In an effort to ensure that its employees properly implement El Paso's commitment to consistent high-quality, popular food and friendly and attentive service, El Paso has developed manuals regarding its policies and procedures for all aspects of restaurant operations, including food handling and preparation and dining room and beverage service operations. New employees are trained by experienced employees who have demonstrated their familiarity with and ability to consistently implement El Paso policies. El Paso requires continual evaluation and testing of employees' job-related skills in order to provide the highest quality of customer service. In addition, hourly employees who demonstrate a positive business attitude along with leadership skills are encouraged to proceed into management training.

Purchasing and Distribution

     El Paso's management negotiates directly with suppliers of food and beverage products to try to achieve uniform quality and freshness of food products in its restaurants and to obtain competitive prices. New restaurants will be required to purchase a majority of their supplies from a list of pre-approved producers and wholesalers. Management believes that its food and beverage products are available from alternate sources and suppliers.

Competition

     The restaurant industry is affected by changes in consumer tastes and by international, national, regional and local economic conditions and demographic trends. Changes in discretionary spending priorities, traffic patterns, tourist travel, weather conditions, employee availability and the type, number and location of competing restaurants also directly affect the performance of an individual restaurant. Changes in any of these factors in the markets where El Paso currently operates, and intends to operate, could adversely affect El Paso's results of operations.

     The restaurant industry is highly competitive based on the type, quality and selection of the food offered, price, service, location and other factors. El Paso believes its existing restaurants are, and future restaurants will be, distinguished from those of its competitors by their exciting and high-energy environments, extensive displays of unique memorabilia, high-quality popular barbecue cuisine and excellent service.

     Nevertheless, many well-established restaurant companies with greater financial, marketing and other resources compete with El Paso. El Paso anticipates that competitors with significantly more resources will compete with El Paso in most markets in which El Paso proposes to operate. In addition, some competitors have design and operating concepts similar to those of El Paso and El Paso may choose to locate their restaurants in close proximity to established competitors at locations believed to be desirable.

Employees

     As of March 17, 1999, El Paso employed approximately 300 full-time and part-time employees, of which 2 are corporate management, approximately 32 are restaurant management personnel, and the balance are restaurant employees. El Paso's employees are not covered by a collective bargaining agreement, and El Paso has never experienced an organized work stoppage, strike or labor dispute. El Paso believes its relations with its employees are generally good.

Governmental Regulation

     El Paso's restaurants are subject to licensing and regulation by a number of governmental authorities. El Paso is required to operate its restaurants in strict compliance with federal licensing requirements imposed by the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, as well as the licensing requirements of the states and municipalities where its restaurants are located. Alcoholic beverage control regulations require each restaurant to apply to a state authority and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of the daily operations of the current and future El Paso restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. El Paso has obtained all regulatory permits and licenses necessary to operate its four restaurants.

     El Paso may be subject to "dram-shop" laws that exist in many states.
These laws generally provide a person injured by an intoxicated person with the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While El Paso carries liquor liability coverage as part of its existing comprehensive general liability insurance, there can be no assurance that it will not be subject to a judgment in excess of such insurance coverage or that it will be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all. The imposition of a judgment substantially in excess of El Paso's insurance coverage, or the failure or inability of El Paso to obtain and maintain insurance coverage, could materially and adversely affect El Paso.

Trademarks

     El Paso has six registered trademarks with the United States Patent and Trademark Office. The Company regards its restaurant name, El Paso Bar-B-Que and logo as having significant value and as being an important factor in the marketing of El Paso's business. El Paso has obtained trademark registrations under the names "El Paso Bar-B-Que Company," "Bar-B-Que With An Attitude," "El Paso Chili Burger" and "El Paso Cantina" and the design logos for "El Paso Bar-B-Que Company" and "El Paso Cantina."

Recent Developments

     In March of 1999, El Paso received commitments from three development financing companies to provide financing to enable El Paso to complete the build-out of its El Paso Bar-B-Que in Tulsa, Oklahoma. Franchise Finance Corporation of America, Imperial Bank and First Sierra are committed to provide financing of $6.7 million, $1.5 million and $1.2 million, respectively.

     Item 2.  Properties.
              ----------

     The principal executive offices of Easyriders and the Paisano Companies, which consist of approximately 21,000 square feet, are located at 28210 Dorothy Drive, Agoura Hills, California 91301. The warehouse and advertising departments, which occupy approximately 17,840 square feet, are located at 28216 Dorothy Drive, Agoura Hills, California 91301. A retail facility consisting of approximately 3,200 square feet is located at 605-609 Main Street, Daytona Beach, Florida 32118. A manager's residence and photography studio of approximately 1,450 square feet is located at 10 Oleander Street, Daytona Beach, Florida 32118. Another retail facility, consisting of approximately 10,000 square feet, is located at 611 East Broad Street, Columbus, Ohio 43215. All of these facilities are owned by Joseph Teresi, Easyriders director, and are leased to Easyriders at rents that are believed by management to be at or below market rates.

     El Paso presently occupies four restaurant properties. Its restaurant sites are between 6,900 square feet and 11,000 square feet, with maximum occupancy between 275 and 350 persons. Monthly lease rates are from $5,000 to $15.000. All leases are "triple-net." The leases have remaining terms from five to ten years, and all but the Tulsa location have options to renew for up to two terms of five years.

     Item 3.  Legal Proceedings.
              -----------------

     Easyriders and its subsidiaries are subject to litigation incidental to the conduct of their respective businesses in the ordinary course of operations.

     Newriders has been named as a defendant in a lawsuit brought by Palisades Capital, Inc. and Palisades Holdings, Inc. (collectively "Palisades") in the Superior Court of California, County of Los Angeles, number BC194913, filed July 27, 1998, for payment of a promissory note in the amount of $100,000, plus interest, together with damages arising out of, among other things, Newriders' alleged breach of commitments to enter into certain financial relationships with Palisades and other parties. Newriders believes that Palisades breached its agreement to provide certain funding to Newriders, and accordingly, Newriders will vigorously defend the alleged breach and counterclaim for damages in excess of the amount claimed under the promissory note.

     Easyriders Franchising has been served with a demand in two arbitration proceedings brought by two franchises, Steel Horses, Inc. and Totem Pole, Inc., alleging fraud and breach of contract in American Arbitration Association, Los Angeles, California, Case No. 72-114-165-98. Each Claimant is seeking compensatory damages in excess of $500,000, punitive damages and attorney fees. While Easyriders Franchising vigorously denies the allegations in these arbitration proceedings, no assurance can be given that Easyriders Franchising will ultimately prevail on the merits. Easyriders Franchising has also received a claim letter from another franchisee. No formal actions has yet been taken.

     An involuntary bankruptcy proceeding was filed against Rick Pierce, a former shareholder of Newriders, on September 23, 1998 in the United States Bankruptcy Court, Eastern District of California, Fresno Division Case No. 98-19111-A-11. The bankruptcy was filed against Mr. Pierce before Pierce had returned certain stock certificates evidencing shares of Newriders Common Stock to Newriders in accordance with certain contractual arrangements regarding the Reorganization. By complaint filed November 20, 1998 and amended in February 1999, Easyriders and Newriders commenced an adversary proceeding against the Pierce Bankruptcy Estate and other parties who claim an interest in the share certificates through various transactions with Mr. Pierce. The action sought a declaratory judgment confirming that the Newriders certificates were canceled pursuant to the merger and that the Bankruptcy Estate has no claim to the Newriders certificates and a decision enjoining any transfer of Newriders stock. In March 1999, Mr. Pierce, as debtor in possession, filed an amended counterclaim and cross-claim seeking reinstatement and return of his Newriders stock certificate, delivery of the Easyriders stock due in the Reorganization and seeking damages of at least $20 million based on various claims including breach of contract, breach of fiduciary duty, fraud, fraudulent transfer and generally arising out of the Reorganization. The claims have been asserted against Easyriders, Newriders, Messrs. Martin and Teresi and a former officer of Easyriders and others now claiming an interest in the shares through transactions with Mr. Pierce. By stipulation among the parties, responsive pleadings from Newriders and Easyriders are due on April 30, 1999. Easyriders denies these allegations and will vigorously defend such claims.

     Item 4.  Submission of Matters to a Vote of Security-Holders.
              ---------------------------------------------------

     None.

                                    PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder
              -------------------------------------------------------------
Matters.
--------

     Easyriders' common stock, $0.001 par value ("Easyriders' Common Stock") has been listed on the American Stock Exchange ("AMEX") since September 23, 1998 (AMEX: EZR). Prior to that time, Common Stock of Newriders, Easyriders' predecessor, was traded on the OTC Electronic Bulletin Board. The following tables set forth the range of high and low closing bid quotations for Newriders' common stock as reported on the OTC Bulletin Board for each quarterly period from January 1, 1997 through September 23, 1998 and high and low sales prices for Easyriders' Common Stock as reported on AMEX for each full quarterly period from September 24, 1998 through December 31, 1998 and for the period January 1, 1999 through March 31, 1999. Such quotations represent prices between dealers without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.



                                               Newriders' Common Stock
                                               -----------------------
                                               Bid Price
                                               ---------
                                                High         Low
                                                ----         ---
                     1997
                     ----
                     First Quarter               $8.56       $1.00
                     Second Quarter              $4.13       $1.813
                     Third Quarter               $4.13       $1.813
                     Fourth Quarter              $4.88       $2.44

                     1998
                     ----
                     First Quarter               $4.50       $2.38
                     Second Quarter              $2.88       $1.75
                     Third Quarter (ending       $2.06       $1.00
                     September 23, 1998)




                                               Easyriders' Common Stock
                                               ------------------------
                                               Bid Price
                                               ---------
                                                High          Low
                                                ----          ---
                      1998
                      ----
                      Third Quarter (from       $4.25        $2.50
                      September 24, 1998)
                      Fourth Quarter            $3.00        $1.12


                      1999
                      ----
                      First Quarter             $2.75        $1.38

     On March 31, 1999, the closing sale price of the Easyriders Common Stock as reported on the AMEX was $1.31. As of March 31, 1999 there were approximately 265 record holders of Common Stock.

     Since its incorporation, the Company has not paid or declared dividends on the Newriders Common Stock or the Easyriders Common Stock, nor does it intend to pay or declare cash dividends on the Easyriders Common Stock in the foreseeable future.

     Item 6.  Selected Financial Data (in thousands except per share data).
              -----------------------

     Newriders was incorporated on July 15, 1995 as American Furniture Wholesale, Inc. On July 28, 1996, it changed its name to Newriders. Easyriders was incorporated on May 13, 1998 and for financial reporting purposes is the successor to Newriders. The following selected financial data includes the results of American Furniture Wholesale, Inc., Newriders and Easyriders, from the period of original inception, July 15, 1995 through December 31, 1998 and has been derived from the Company's audited financial statements. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.



July 15, 1995(Date of Inception) to December 31, 1998

                                                                For the year ended December 31,
                                                         ----------------------------------------------
                                                      1995          1996         1997         1998
                                              ---------------------------------------------------------
Sales                                                $250,818   $1,161,520   $2,932,708   $13,760,318

Cost of sales                                         189,344      532,487    1,670,146    10,457,224
                                              -----------------------------------------------------------

Gross margin                                           61,474      629,033    1,262,562     3,303,094

Selling, general, and administrative                   87,731    1,520,271    3,729,500     7,664,959

Depreciation and amortization                           9,884      129,277       99,388     1,056,538

Other operating expenses                                                      1,872,129     4,354,627
                                              ------------------------------------------------------------

Loss from operations                                   36,141    1,020,515    4,438,455     9,773,030

Interest expense                                                    18,365      338,419     2,532,637

Other income                                              239        2,640                    182,078

Provision for income taxes                                                                      8,300
                                              ------------------------------------------------------------


Net loss-basic and diluted/1/                        $ 35,902   $1,036,240   $4,776,874   $12,131,889


Net loss per share                                   $      -   $     0.07   $     0.57   $      1.04


Total assets                                         $733,411   $2,175,066   $3,462,355   $77,137,622

Long-term liabilities                                $      -   $   31,566   $1,815,874   $37,830,175

Total equity                                         $730,854   $1,935,792   $  302,842   $29,056,980



     Item 7.  Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations.
              ---------------------


     Management's discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

Overview

     Easyriders is a newly formed corporation, organized under the laws of the state of Delaware on May 13, 1998. Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications and El Paso

     On September 23, 1998, Easyriders consummated a series of transactions including the following: (i) the acquisition by Easyriders from Joseph Teresi of all of the outstanding common stock of Paisano Publications and certain affiliated corporations that engage in publishing special interest magazines relating to motorcycles and tattooing, marketing motorcycle apparel and accessories, promoting motorcycle and tattoo related events, and franchising retail stores that market motorcycle apparel and accessories; (ii) the acquisition by Easyriders of all of the outstanding membership interests of El Paso, which engages in the operation of four restaurants under the name "El Paso Bar-B-Que"; and (iii) the merger of a subsidiary of Easyriders with and into Newriders. (See Note 3 to the Consolidated Financial Statements).

     As a result of the Merger (i) each two shares of Newriders Common Stock were exchanged for one share of Easyriders Common Stock and the shareholders of Newriders immediately prior to the Merger became stockholders of Easyriders,
(ii) all of the outstanding options, warrants and other convertible securities exercisable for or convertible into Newriders Common Stock were exchanged for the right to purchase or convert into one-half the number of shares of Easyriders Common Stock at an exercise price or conversion ratio per share equal to

--------------------------
/1/ Gives effect to a 1 for 2 exchange of common stock in conjunction with the acquisition of the Paisano Companies and El Paso (See Note 1 to Consolidated Financial Statements).

two times the exercise price or conversion ratio provided for in the stock option, warrant or other agreements evidencing such options, warrants or other convertible securities, and (iii) Newriders, the Paisano Companies and El Paso became wholly-owned subsidiaries of Easyriders. The Merger was accounted for as a combination of entities under common control, similar to a pooling of interest. Therefore, the historical financial statements represent the combined financial statements of the Company and Newriders. The acquisitions of the Paisano Companies and El Paso were accounted for as a purchase (See Note 2 to Consolidated Financial Statements). The following financial information includes the results of the Paisano Companies and El Paso from the date of acquisition, September 23, 1998.

     The acquisitions of the Paisano Companies and El Paso had, and will continue to have, a material impact on the Company's financial statements for the reporting period ending December 31, 1998 and for the reporting periods thereafter; accordingly, current and future financial statements may not be directly comparable to the Company's historical financial statements.

Use of EBITDA

     The following comparative discussion of the results of operations and financial condition of the Company includes, among other factors, an analysis of changes in the operating income of the business segments before interest expense, depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the Paisano Companies and El Paso of significant amounts of amortization of intangible assets and interest expense recognized through the Reorganization. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of the Company and its subsidiaries, and when used in comparison to debt levels or the coverage of interest expense as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

Results of Operations

The following table sets forth certain operating data for Easyriders and Newriders for the years ended December 31, 1998 and 1997 and for the Paisano Companies and El Paso for the period September 23, 1998 to December 31, 1998:



                            Easyriders and       Paisano
                              Newriders         Companies      El Paso      Consolidated      Newriders
                           ---------------------------------------------------------------------------------
                             Twelve Months    September 23,  September 23,   Twelve Months   Twelve Months
                                Ended           1998 to         1998 to          Ended           Ended
                              December 31,     December 31,   December 31,    December 31,    December 31,
                                 1998             1998           1998            1998            1997
SALES
Publishing                   $         -     $ 6,954,082    $        -     $  6,954,082      $        -
Goods and services               281,272       2,284,042                      2,565,314
Food service                     679,859                     2,847,452        3,527,311       2,932,708
Other operations                   8,293         705,318                        713,611
                           ---------------------------------------------------------------------------------
                                 969,424       9,943,442     2,847,452       13,760,318       2,932,708
COST OF SALES
Publishing                                     5,275,939                      5,275,939
Goods and services               129,543       1,891,694                      2,021,237
Food service                     449,334                     1,812,111        2,261,445       1,670,146
Other operations                                 898,603                        898,603
                           ---------------------------------------------------------------------------------
                                 578,877       8,066,236     1,812,111       10,457,224       1,670,146
GROSS MARGIN
Publishing                             -       1,678,143             -        1,678,143
Goods and services               151,729         392,348             -          544,077
Food service                     230,525               -     1,035,341        1,265,866       1,262,562
Other operations                   8,293        (193,285)            -         (184,992)
                           ---------------------------------------------------------------------------------
                                 390,547       1,877,206     1,035,341        3,303,094       1,262,562
EXPENSES
Publishing                                       492,990                        492,990
Goods and services                               303,245                        303,245
Food service                     261,241                     1,051,696        1,312,937       3,828,888
Other operations                                 761,994                        761,994
Unallocated expenses           8,192,329       2,012,629                     10,204,958       1,872,129
                           ---------------------------------------------------------------------------------
                               8,453,570       3,570,858     1,051,696       13,076,124       5,701,017
INCOME (LOSS) FROM OPERATIONS
Publishing                             -       1,185,153             -        1,185,153
Goods and services               151,729          89,103             -          240,832
Food service                     (30,716)              -       (16,355)         (47,071)     (2,566,326)
Other operations                   8,293        (955,279)            -         (946,986)
Unallocated                   (8,192,329)     (2,012,629)            -      (10,204,958)     (1,872,129)
                           ---------------------------------------------------------------------------------
                             $(8,063,023)    $(1,693,652)   $  (16,355)    $ (9,773,030)    $(4,438,455)
                           =================================================================================

NET INCOME                   $(9,752,943)    $(2,303,461)   $  (75,485)    $(12,131,889)    $(4,776,874)
 (LOSS)
                           =================================================================================

                                      21


                            Easyriders and     Paisano
                              Newriders       Companies      El Paso       Consolidated     Newriders
EBITDA                       $(7,647,081)    $(1,079,859)   $  184,225     $ (8,542,715)    $(4,339,067)
                           =================================================================================


The fiscal year ended December 31, 1998 compared to the fiscal year ended December 31, 1997

Results of Operations of Easyriders and Newriders

     During the twelve months ended December 31, 1998, the Company experienced a net loss in the amount of $12,131,889, compared with a net loss of $4,776,874 for the year ended December 31, 1997. The Company's net loss per share was $1.04 for the year ended December 31, 1998, compared to a net loss of $.57 per share for the year ended December 31, 1997. The Company experienced a negative EBITDA in the amount of $8,542,715 for the year ended December 31, 1998, compared with a negative EBITDA of $4,339,067 for the year ended December 31, 1997.

     The Company attributes the increased losses for the year ended December 31, 1998 primarily to its subsidiary, Newriders. During the year ended December 31, 1998, Newriders closed its Fresno restaurant location for remodeling and sold its Myrtle Beach restaurant location to a related party. Prior to July of 1998, these locations generated all of Newriders' revenues, which amounted to $969,424 and $2,932,708 for the years ended December 31, 1998 and 1997, respectively.
The related gross margin on these sales were $390,547 and $1,262,562 for the years ended December 31, 1998 and 1997, respectively.

     The increase in operating expenses for the combined operations of the Company and Newriders of $2,752,553 and the increase in interest expense of $1,351,501 also contributed to the increased Newriders' losses for the year ended December 31, 1998. Significant components of these increases are summarized as follows:

 .    Newriders incurred a loss of $1,099,760 related to the sale of the Myrtle
     Beach restaurant to a related party during the year ended December 31, 1998. (See Note 14 to the Condensed Consolidated Financial Statements).

 .    Stock issuance expense was $2,504,867 for the year ended December 31,
     1998, as compared to $1,244,000 for the year ended December 31, 1997. During the year ended December 31, 1998, Newriders issued 1,000,000 shares (pre-split) of Newriders Common Stock to Joseph Teresi for the forgiveness of certain trade payables. Newriders recorded a stock issuance expense of $1,888,867 associated with this transaction. The remaining stock issuance expense of $616,000 related to stock issued to a former employee as consideration for services performed associated with consummating the acquisitions of El Paso and the Paisano Companies.

 .    Easyriders recorded a $750,000 write-off of a stock subscription receivable related to a barter arrangement for which it was determined that no probable future economic benefit would be realized.

 .    For the first nine months of 1998, Newriders incurred significant general and administrative costs, primarily associated with being a public company, without the leverage of an adequate revenue base.

 .    Newriders recorded noncash interest expense of $1,369,536 and $310,877 for the year ended December 31, 1998 and 1997, respectively, associated with conversion discounts and stock purchase warrants granted to certain parties in conjunction with the sale of convertible debentures and certain notes issued by Newriders and Easyriders. (See Notes 2, 3, and 6 to the condensed Consolidated Financial Statements.)

Results of Operations: Paisano Companies

     The operating results of the Company for the year ended December 31, 1998, include the results for the Paisano Companies for the period from September 23, 1998 through December 31, 1998.

     The Paisano Companies' sales totaling $9,943,442, includes sales from the publishing segment of $6,954,082, sales from the goods and services segment of $2,284,042, and sales from other segments of $705,318. The Paisano Companies' gross margin totaling $1,877,206, includes margin from the publishing segment of $1,678,143, margin from the goods and services segment of $392,348, and a negative margin from other segments of $193,285. The Paisano Companies' loss from operations totaling $1,693,652, includes income from operations of $1,185,153 from the publishing segment, income from operations of the goods and services segment of $89,103, loss from operations of other segments of $955,279 and expenses not allocated to any segment of $2,012,629.

     The Paisano Companies' publishing segment includes sales generated from subscription sales, newsstand sales and advertising sales related to the Companies' eleven special interest magazines. The related cost of sales includes direct costs related to the sales consisting primarily of printing, publication and distribution costs. The goods and services segment includes sales generated from the sale of apparel and other products through its mail order catalogs, two retail stores, and franchise programs. The related cost of sales includes the costs of the apparel and other products. The Paisano Companies' other segments primarily include Easyriders Franchising and Teresi, Inc. Easyriders Franchising sales are generated through royalties and franchise fees charged to the Companies' 24 operating franchisees. Teresi, Inc. generates primarily all of its sales from the sale of tickets to its motorcycle rodeos, motorcycle shows, and tattoo shows. Cost of sales for the other segments represent direct costs of promoting the events.

     The Paisano Companies' operating expenses of $3,570,858 include $1,558,229 of expenses specifically allocated to individual segments and $2,012,629 which have not been allocated to any one segment. The allocated expenses include payroll, promotion, and other general and administrative expenses specifically attributable to the business segment. The unallocated expenses include payroll and related benefits, professional fees and depreciation and amortization not specifically attributable to any one segment. Unallocated payroll and related benefits for the Paisano Companies for the period from September 23 through December 31, 1998 totaled $594,694. Depreciation and amortization for the same period totaled $587,337 related primarily to $509,635 in amortization of the $56,368,752 in goodwill created out of the Paisano Companies' acquisition by the Company.

     Interest expense for the Paisano Companies totaled $658,313, primarily attributable to the debt issued to finance the Company's acquisition of the Paisano Companies.

     Net loss for the Paisano Companies was $2,303,461 for the year ended December 31, 1998, with a negative EBITDA of $1,079,859.

     The principal raw material used in publishing operations of the Paisano Companies is paper. Paper costs represented approximately 18% and 14% of Paisano Publications' production, selling and other direct costs for the fiscal years ended December 31, 1998 and 1997, respectively. Certain commodity grades of paper have shown considerable price volatility over the last decade. There can be no assurance that future fluctuations in paper prices will not have a material adverse effect on the Paisano Companies' results of operations or financial condition.

     The profitability of the Paisano Companies' publishing segment is also affected by the cost of postage and could be materially adversely affected if there is an increase in postal rates. Future fluctuations in postal rates could have a material adverse effect on the publishing segments' results of operations or financial condition. No assurance can be given that the publishing segment can recoup paper or postal cost increases by passing them through to its advertisers and readers. In addition, future fluctuations in paper prices or postal rates could have an effect on comparisons of the results of operations and financial condition of the publishing segments.

Results of Operations: El Paso

     The operating results of the Company for the year ended December 31, 1998, include the results for E1 Paso for the period from September 23, 1998 through December 31, 1998. The results for 1997 do not include any of the results of El Paso.

     E1 Paso's sales from its four El Paso Bar-B-Que Restaurants totaled $2,847,452, and cost of sales, which included food and direct payroll costs related to the operations of the restaurants of $833,406 and $978,705, respectively, totaled $1,812,111 for the period September 23,1998 through December 31, 1998. The gross margin was $1,035,341, or 36.4% of sales. Operating expenses for El Paso for the period totaled $1,051,696, or 36.9% of sales, and include depreciation and amortization of $195,873. Interest expense associated with debt used to finance the restaurants and capital leases was $63,837 for period ended December 31, 1998. Net loss for the period September 23, 1998 through December 31, 1998 was $75,485, and EBITDA was $184,225.

The fiscal year ended December 31, 1997 compared to the fiscal year ended December 31, 1996.

     Newriders' sales for the year ended December 31, 1997 were $2,932,708 in contrast to sales of $1,161,520 for the year ended December 31, 1996. Newriders' sales were not reflective of any direct marketing or advertising conducted by Newriders. Newriders' gross margin for the year ended December 31, 1997 was $1,262,562 or approximately 43% of sales. Newriders' gross margin for the year ended December 31, 1996 was $629,033, or approximately 54% of sales.

     Total cost of sales for the year ended December 31, 1997 was $1,670,146 or 56.9% of sales. Total cost of sales for the year December 31, 1996 was $532,487 or approximately 45.8% of sales. Selling, general and administrative expenses were $3,828,888 in the year ended December 31, 1997, and approximately $1,609,548 in the year ended December 31, 1996.

     Newriders incurred compensation expenses of $1,244,000 from stock and option issuances in 1997, and wrote off leasehold improvements of $628,129 in 1997 as a result of Newriders' decision to substantially rebuild its restaurant in Fresno, California in December 1997. Net loss for the year ended December 31, 1997 was $4,776,874 or $0.57 per share in contrast to a net loss of $1,036,240 or $0.07 per share for the year ended December 31, 1996.

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund the Company's working capital needs, primarily accounts receivable, inventory and prepaid expenses and to service its debt. On December 31, 1998, the Company had negative working capital of $905,264 due primarily from the loss sustained during the year ended December 31, 1998 and deferred subscription and advertising income.

     Cash used in operating activities during 1998 totaled $1.9 million. The operating loss of $12.1 million was offset by non-cash charges of $2.5 million for common stock issued for services, $1.1 million for depreciation and amortization, a $1.1 million loss on the sale of a restaurant to a third party, a $0.7 million write-off of a stock subscription receivable, $1.4 million of amortization of debt issuance costs, and changes in operating accounts, net of acquisitions, of $3.2 million.

     Net cash used in investing activities totaled $19.0 million, which was primarily comprised of cash paid for the acquisition of the Paisano Companies which was financed with short and long term debt.

     Upon its acquisition by the Company, Paisano Publications obtained an aggregate of $22,000,000 in financing (the "Nomura Indebtedness") from Nomura Holding American, Inc. (the "Lender"). This financing was comprised of $17,000,000 of senior term loans (the "Term Loans") and $5,000,000 of revolving loans (the "Revolving Loans"). The proceeds from the Term Loans plus $3,500,000 of the Revolving Loans were used to repay certain promissory notes issued to the shareholder of the Paisano Companies in conjunction with the Paisano Acquisition (See Note 2 to Consolidated Financial Statements) and to pay certain acquisition expenses. To the extent that Paisano Publications is in compliance with the terms of the Nomura Indebtedness, any unused portion of the Revolving Loans may be used by Paisano Publications for working capital purposes. At December 31, 1998, there were no available borrowings under the Revolving Loans because the Company was not in compliance with the terms of the Nomura Indebtedness. As discussed above under Item 1. Business - Information about Easyriders -
                      -------------------------------------------------

Recent Developments, the Lender has waived the defaults that existed under the
-------------------
Nomura Indebtedness as of December 31, 1998 and the Company is now in compliance with the terms of the Nomura Indebtedness.

     The Nomura Indebtedness is guaranteed (the "Guarantees") by the Company and the Paisano Companies, other than Paisano Publications (the "Guarantors"). The Nomura Indebtedness will mature on September 23, 2001, and bears interest at an annual rate equal to the prime rate of the Lender from time to time plus 1.85%, payable monthly. The Nomura Indebtedness and the Guarantees are secured by a first priority security interest in substantially all of the tangible and intangible assets (owned or hereafter acquired) of the Company and the Paisano Companies, including all of the capital stock or equity interests of the Paisano Companies, Newriders, and El Paso. The Nomura Indebtedness and the Guarantees constitute the sole senior secured indebtedness of Paisano Publications and Guarantors and rank senior to all other indebtedness of Paisano Publications and the Guarantors.

     At the end of each one-month period in which the Term Loans are outstanding, Paisano Publications is required to prepay the Term Loans in an aggregate principal amount equal to 35% of Excess Cash Flow, as defined in the Credit Agreement, for such period, to the extent such Excess Cash Flow is achieved. Because this prepayment is dependent upon Excess Cash Flow, no amounts have been classified as current at December 31, 1998.

     Subject to certain limitations on dividends, provided that no event of default has occurred, Paisano Publications may loan funds to the Company monthly, limited to the lessor of $100,000 or 35% of the Excess Cash Flow for the preceding monthly period. As of December 31, 1998, Paisano Publications did not achieve such excess cash flow and therefore, Paisano Publications was unable to provide funds to the Company. The inability of Paisano Publications to provide funds to the Company can adversely impact the ability of the Company to repay certain expenses of the Company (See Note 12 to Consolidated Financial Statements).

     Because the Nomura Indebtedness includes restrictions on the ability of the Paisano Companies to transfer funds to the Company in the form of cash dividends, loans or advances, the net assets of the Paisano Companies are considered to be restricted. The restricted net assets of the Paisano Companies on December 31, 1998 total $39,394,334.

     The Nomura Indebtedness contains numerous operating and financial covenants, including but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures.

     In connection with the Paisano Acquisition, the Company issued notes in the aggregate amount of $13,000,000 to Joseph Teresi (the sole shareholder of the Paisano Companies prior to the Paisano Acquisition). Of the total, $10,000,000 of the notes consist of variable rate, five-year subordinated notes (the "Contributor Notes"). The Contributor Notes bear interest at an annual rate that may vary from 6% to 10% and may be extended for an additional five years. The remaining $3,000,000 was issued as a 90 day note that bears interest at an annual rate of 10%. As of December 31, 1998, the Company was in arrears for interest of $242,500 on the

Contributor Notes. It also was in arrears in repayment of the $3,000,000 short-term note which was due December 23, 1998. On March 31, 1999, Joseph Teresi waived the default which existed on that date with respect to the non-payment of interest on a $3,000,000 promissory note from the Company. In addition, Mr. Teresi agreed that between March 31, 1999 and March 31, 2000 he would not make any claim of default in connection with the non-payment of interest or principal which were due as of March 31, 1999 or which would accrue between March 31, 1999 and March 31, 2000 on the $3,000,000 promissory note and two $5,000,000 promissory notes given to Mr. Teresi as part of the consideration for the acquisition from him of the Paisano Companies.

     The Company believes that projected cash flow from operations, projected availability under the Credit Agreement and the funds raised in April 1999 (see Recent Developments) from the sale of stock to Messrs. Martin and Teresi will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash that may be generated from operations and borrowings available from the Credit Agreement are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Forward-Looking Information and Certain Factors

     Certain statements in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks associated with future capital needs, management of growth, availability of adequate financing, integration of business operations, concentration of stock ownership, restrictions imposed on the Company by the Lender, the magazine publishing and restaurant business, paper, pork and other raw material prices and other factors discussed herein, in the Company's Prospectus/Proxy Statement on Form S-4 dated September 8, 1998 and other filings submitted to the Securities and Exchange Commission.

Year 2000 Readiness Disclosure

     Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000 issue"). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which the Company operates. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers and creditors.

     The Company has reviewed its business processes and internal information systems, including its computer systems to determine whether the Company's software applications and computer and information systems are compliant with the Year 2000. The Company is in the process of upgrading its computer system to be Year 2000 compliant and anticipates completing this process by June, 1999. In addition, the Company is querying all of its major suppliers and customers as to their progress in identifying and addressing Year 2000 problems. The Company's products do not have any material Year 2000 problems. While the Company believes that its business processes and internal information systems will be fully compliant for the Year 2000, there can be no assurance that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its business processes or internal information systems, which are comprised predominantly of third party software and hardware. The Company does not currently anticipate that the Year 2000 issue will have a material impact on its business, financial condition or results of operations as total costs are not anticipated to exceed $150,000.

     Should the Company not be completely successful in mitigating internal and external Year 2000 risks, the likely worst case scenario could be a system failure causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in normal business activities at the Company or its vendors and suppliers. The Company currently does not have a contingency plan with respect to potential Year 2000 failures of its suppliers or customers. If these failures would occur, depending upon their duration and severity, they could have a material adverse effect on the Company's business, results of operations and financial condition.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. This standard establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe that the adoption of this new standard will have a material impact on its financial position or results of operations.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

     The Company is exposed to a variety of risks, including paper price volatility and changes in interest rates affecting the cost of its debt.

Paper Price Volatility

     A primary component of the Company's cost of revenues in the magazine publishing segment is the cost of paper. Consequently, increases in paper prices can adversely impact the Company results of operations.

Interest Rates

     The Company is subject to certain interest rate risk related to the Term Loans. The Term Loans mature on September 23, 2001 and bear interest at an annual rate equal to the prime rate of the Lendor plus 1.85% payable monthly. The interest rate on the balance of $20,750,000 outstanding on December 31, 1998 was 9.6%. An increase in the prime rate of the lendor by 1% would result in an increase in interest expense of approximately $200,000.

     The Company's remaining long-term debt and convertible debentures have fixed interest rates and therefore the Company does not believe a 10% increase in interest rates would have a material impact on the Company's consolidated financial statements.

     Item 8.  Financial Statements and Supplementary Data.
              -------------------------------------------

     The information required by this item appears beginning on page F-1.

     Item 9.  Changes In and Disagreements With Accountants On Accounting and
              ----------------------------------------------------------------
              Financial Disclosure.
              --------------------



     None.



                                    PART III



     Item 10.  Directors and Executive Officers of the Registrant.
               ---------------------------------------------------



     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.



     Item 11.  Executive Compensation.
               ----------------------



     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.



     Item 12.  Security Ownership of Certain Beneficial Owners and Management.
               --------------------------------------------------------------



     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.



     Item 13.  Certain Relationships and Related Transactions.
               ----------------------------------------------

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.



                                    PART IV



     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
               ---------------------------------------------------------------



     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

          (1)  Financial Statements

          The financial statements filed as a part of this report appear beginning on page F-1.

          (2)  Financial Statement Schedules

          The financial statement schedules filed as a part of this report are listed in Exhibit 27.

     (b)  Reports on Form 8-K

          Current Report of the Company on Form 8-K, as filed on October 8,
     1998.

     (c)  Exhibits

Exhibit

  No.               Description
------              -----------

  2.1 Agreement and Plan of Merger and Reorganization dated June 30, 1998, by and among Newriders, the Registrant and Easyriders Sub, Inc. (incorporated by reference to Exhibit
                    2.1 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  2.2 Stock Contribution and Sale Agreement, dated June 30, 1998 ("Stock Contribution and Sale Agreement"), by and among Newriders, the Registrant, Easyriders Sub II, Inc., Paisano Publications, Inc., Easyriders of Columbus, Inc., Easyriders Franchising, Inc., Teresi, Inc., Bros Club, Inc., Associated Rodeo Riders on Wheels and Mr. Joseph Teresi. (incorporated by reference to Exhibit 2.2 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998). List of exhibits and schedules to Stock Contribution and Sale Agreement (incorporated by reference to Exhibit 2.2 on the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  2.3 LLC Interest Contribution Agreement, dated June 30, 1998 ("LLC Interest Contribution Agreement"), by and among Newriders, the Registrant, William E. Prather, Marna Prather, John E. Martin, and M & B Restaurants, L.C. (incorporated by reference to Exhibit 2.3 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  3.2 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  4.1 Specimen of the Registrant's Common Stock Certificates (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-4/A, filed August 28, 1998).

  10.1 Assignment of Motorcycle Shop Lease Agreement -- Myrtle Beach, SC by Newriders to Leon Hatcher (incorporated by reference to Exhibit 10.2.5 to Newriders' Annual Report on Form 10-KSB for the year ended December 31, 1997).

  10.2 Employment Letter Agreement between Newriders and John Martin (incorporated by reference to Exhibit 10.2 of Newriders' Registration Statement on Form S-8, filed November 24, 1997).

  10.3              Employment Letter Agreement between Newriders and William R.
                    Nordstrom dated August 22, 1997 (incorporated by reference to Exhibit 10.4.2 of Newriders' Annual Report on Form 10-KSB for the year ended December 31, 1997).

  10.4 Stock Purchase Agreement for Restricted Shares and Warrants between Newriders and John E. Martin dated as of April 21, 1997 (incorporated by reference to Exhibit 10.4.3 of Newriders' Annual Report on Form 10-KSB for the year ended December 31, 1997).

  10.5 Stock Purchase Agreement for Restricted Shares and Warrants between Newriders and William R. Nordstrom dated April 21, 1997 (incorporated by reference to Exhibit 10.4.4 of Newriders' Annual Report on Form 10-KSB for the year ended December 31, 1997).

  10.6 Letter of Intent dated October 7, 1997 between Newriders and M & B Restaurants, L.C. (Incorporated by reference to
                    Exhibit 10.5.1 of Newriders' Annual Report on Form 10-KSB for the year ended December 31, 1997).

  10.7 Letter Agreement dated January 13, 1998 between Newriders and the Paisano Companies (incorporated by reference to Exhibit 10.5.2 of Newriders' Annual Report on Form 10-KSB for the year ended December 31, 1997).

  10.8 Secured Installment Promissory Note between Newriders as Maker and Franchise Mortgage Acceptance Company, LLC as Lender dated October 21, 1997 for $475,000 (Loan # 11441-
                    102) (incorporated by reference to Exhibit 10.6.1 of Newriders Annual Report on Form 10-KSB for the year ended December 31, 1997).

  10.9 Security Agreement between Newriders and Franchise Mortgage Acceptance Company, LLC dated October 21, 1997 for $475,000 (Loan # 11441-102) (incorporated by reference to Exhibit
                    10.6.2 of Newriders Annual Report on Form 10-KSB for the year ended December 31, 1997).

  10.10 Guaranty dated October 21, 1997 signed by Leon Hatcher and Sandra Hatcher (incorporated by reference to Exhibit 10.6.3 of Newriders Annual Report on Form 10-KSB for the year ended December 31, 1997).

  10.11 Form of Agreement to Exchange Options and Waive Change in Control Rights (incorporated by reference to Exhibit 10.1.12 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.12 Newriders, Inc. 8% Convertible Debenture Due June 30, 2000 in the amount of $1,000,000 payable to Wayne L. Knyal (incorporated by reference to Exhibit 10.1.13 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.13 Newriders, Inc. Warrant dated June 10, 1998 in favor of Wayne L. Knyal for 225,000 shares (incorporated by reference to Exhibit 10.1.14 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.14 Newriders, Inc. 8% Convertible Debenture Due May 11, 2000, in the amount of $500,000 payable Silenus, Ltd (incorporated by reference to Exhibit 10.1.15 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.15 Newriders, Inc. Warrant dated May 11, 1998 in favor of Silenus, Ltd. for 25,000 shares (incorporated by reference to Exhibit 10.1.16 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.16 Security Agreement between Leon Hatcher as pledgor and Silenus, Ltd. as secured party dated May 11, 1998 pledging 400,000 shares of Newriders Common Stock as security (incorporated by reference to Exhibit 10.1.17 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.17 Letter Agreement dated January 13, 1998 between Imperial Capital, LLC and Newriders, Inc. (incorporated by reference to Exhibit 10.1.12 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.18 Newriders, Inc. Convertible Note due December 12, 2000 in the amount of $400,000 payable to Offshore Investment Fund (incorporated by reference to Exhibit 10.1.19 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.19 Newriders, Inc. Convertible Note due December 12, 2000 in the amount of $400,000 payable to Offshore Investment Fund (incorporated by reference to Exhibit 10.1.20 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.20 Proxy dated April 19, 1998, for 800,000 shares of Newriders Common Stock given by Michael T. Purcell in favor of Mr. Joseph Teresi (incorporated by reference to Exhibit 10.1.21 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.21 Proxy dated April 20, 1998, for 640,000 shares of Newriders Common Stock given by Mr. C. W. Doyle in favor of Mr. Joseph Teresi (incorporated by reference to Exhibit 10.1.22 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.22 Proxy dated April 20, 1998, for 1,300,000 shares of Newriders Common Stock given by Mr. Leon Hatcher in favor of Mr. Joseph Teresi (incorporated by reference to Exhibit
                    10.1.23 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.23 Letter Agreement for Return of Common Stock dated February 9, 1998 executed by Cyril Doyle, Leon Hatcher and Michael T. Purcell (incorporated by reference to Exhibit 10.1.24 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.24 Letter Agreement for Return of Common Stock dated February 10, 1998 executed by Rick Pierce (incorporated by reference to Exhibit 10.1.25 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.25 Agreement to Relinquish Stock Options dated June 25, 1998, by and among Newriders, Inc., John Martin, William Nordstrom, William Prather, Wayne Knyal and Daniel Gallery (incorporated by reference to Exhibit 10.1.26 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.26 Form of Agreement for Change in Conversion Rights (incorporated by reference to Exhibit 10.1.27 of the Registrant's Registration Statement on Form S-4/A, filed August 28, 1998).

  10.27 Easyriders 1998 Executive Incentive Plan (incorporated by reference to Exhibit 10.2.1 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.28 Distribution Agreement dated April 1, 1987 between Curtis Circulation Company and Paisano Publications, Inc. (confidential treatment requested) (incorporated by reference to Exhibit 10.3.1 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.29 Letter Agreement dated April 20, 1998 between Curtis Circulation Company and Paisano Publications, Inc., amending Distribution Agreement dated April 1, 1987 (confidential treatment requested) (incorporated by reference to Exhibit
                    10.3.2 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.30 Letter Agreement between RR Donnelley & Sons Company and Paisano Publications, Inc. dated September 11, 1996 (incorporated by reference to Exhibit 10.3.3 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.31 Limited Recourse Subordinated Promissory Note compromising Exhibit B-1 to the Stock Contribution and Sale Agreement, by the Registrant in favor of Joseph Teresi in the amount of $5,000,000 (incorporated by reference to Exhibit 10.4.1 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.32 Pledge Agreement compromising Exhibit B-2 to Stock Contribution and Sale Agreement by Easyriders as pledgor and Joseph Teresi as pledgee (incorporated by reference to Exhibit 10.4.2 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.33 Subordinated Promissory Note compromising Exhibit B-3 to the Stock Contribution and Sale Agreement, by the Registrant in favor of Joseph Teresi in the amount of $5,000,000 (incorporated by reference to Exhibit 10.4.3 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.34 Subordinated Promissory Note compromising Exhibit B-4 to the Stock Contribution and Sale Agreement, by the Registrant in favor of Joseph Teresi in the amount of $3,000,000 (incorporated by reference to Exhibit 10.4.4 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.35 Employment Agreement between Paisano Publications, Inc. and Robert Davis comprising Exhibit D-2 to the Stock Contribution and Sale Agreement (incorporated by reference to Exhibit 10.4.5 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.36 Employment Agreement between Paisano Publications, Inc. and Joseph Teresi comprising Exhibit F-1 to the Stock Contribution and Sale Agreement (incorporated by reference to Exhibit 10.4.6 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.37 Consulting Agreement between Paisano Publications, Inc. and Joseph Teresi comprising Exhibit F-2 to the Stock Contribution and Sale Agreement (incorporated by reference to Exhibit 10.4.7 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.38 Stockholders Voting Agreement comprising Exhibit I to Stock Contribution and Sale Agreement between John E. Martin and Joseph Teresi (incorporated by reference to Exhibit 10.4.8 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.39 Promissory Note compromising Exhibit 2.2(a) to the Stock Contribution and Sale Agreement, by Easyriders Sub II, Inc. in favor of Joseph Teresi in the amount of $15,000,000 (incorporated by reference to Exhibit 10.4.9 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.40 Stock Purchase Agreement dated June 30, 1998, between Easyriders and John E. Martin ("Stock Purchase Agreement") (incorporated by reference to Exhibit 10.4.10 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.41 Promissory Note comprising Exhibit A to the Stock Purchase Agreement, by John E. Martin in favor of Easyriders in the amount of $5,000,000 (incorporated by reference to Exhibit
                    10.4.11 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.42 Promissory Note comprising Exhibit B to the Stock Purchase Agreement, by John E. Martin in favor of Easyriders in the amount of $2,300,000 (incorporated by reference to Exhibit
                    10.4.12 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.43 Commercial Lease -- Daytona, Florida, comprising Exhibit C to the Stock Contribution and Sale Agreement, by Joseph Teresi and Easyriders (incorporated by reference to Exhibit
                    10.4.13 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.44 Commercial Lease -- Columbus, Ohio, comprising Exhibit C to the Stock Contribution and Sale Agreement, by Joseph Teresi and Easyriders (incorporated by reference to Exhibit 10.4.14 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.45 Commercial Lease -- 28216 Dorothy Drive, Agoura Hills, California, comprising Exhibit C to the Stock Contribution and Sale Agreement, by Joseph Teresi and Easyriders (incorporated by reference to Exhibit 10.4.15 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.46 Commercial Lease -- 28216 Dorothy Drive, Agoura Hills, California, comprising Exhibit C to the Stock Contribution and Sale Agreement, between Joseph Teresi and Easyriders (incorporated by reference to Exhibit 10.4.16 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.47             Employment Agreement between Newriders and William E.
                    Prather comprising Exhibit F to the LLC Interest Contribution Agreement (incorporated by reference to Exhibit
                    10.4.17 of the Registrant's Registration Statement on Form S-4, filed July 6, 1998).

  10.48 Employment Agreement, dated January 4, 1999, by and between Easyriders and J. Robert Fabregas.

  10.49 Form of Subordinated Promissory Note, dated February 23, 1999, by Easyriders in favor of John Martin in the amount of $352,306.

  10.50 Form of Subordinated Promissory Note, dated February 23, 1999, by Easyriders in favor of Joseph Teresi in the amount of $352,306.

  10.51 Stock Purchase Agreement, dated April 8, 1999, between John Martin and Easyriders.

  10.52 Stock Purchase Agreement, dated April 8, 1999, between Jospeh Teresi and Easyriders.

  10.53 Letter Agreement, dated as of April 14 1999, by and between Easyriders, Inc. and Joseph Teresi.

  10.54 First Amendment, Consent and Waiver Under Note and Warrant Purchase Agreement, dated as of March 31, 1999, by and among Easyriders, Paisano Publications and Nomura Holding America, Inc.

  21                Subsidiaries of the Registrant

  27                Financial Statement Schedules

                                   SIGNATURES
                                   ----------



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              EASYRIDERS, INC.
                                              ----------------

                                              (Registrant)



Date: March 24, 1999                          By:  /s/ William Prather
                                                   ----------------------

                                                      William Prather

                                                      President, Chief Executive
                                                      Officer and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and on the dates indicated.



Date: March 24, 1999                          By:  /s/ J. Robert Fabregas
                                                 ------------------------

                                                   J. Robert Fabregas

                                                   Chief Financial Officer and
                                                     Executive Vice President



Date:  March 24, 1999                         By:  /s/ John E. Martin
                                                 ------------------------

                                                   John E. Martin

                                                   Chairman of the Board

Date: March 24, 1999                     By:   /s/ Joseph Teresi
                                             -------------------

                                               Joseph Teresi

                                               Director



Date: March 24, 1999                     By:   /s/ Joseph Jacobs
                                             -------------------

                                               Joseph Jacobs

                                               Director



Date: March 24, 1999                     By:   /s/ Robert Davis
                                             ------------------

                                               Robert Davis

                                               Director



Date: March 24, 1999                     By:   /s/ Ellen Meagher
                                             -------------------

                                               Ellen Meagher

                                               Director

Date: March 24, 1999                     By:   /s/ Daniel Gallery
                                             --------------------

                                               Daniel Gallery

                                               Director



Date: March 24, 1999                     By:   /s/ Wayne Knyal
                                             -----------------

                                               Wayne Knyal

                                               Director

Easyriders, Inc. and
subsidiaries

Consolidated Financial Statements for the
Years ended December 31, 1998 and 1997,
and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Easyriders, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheets of Easyriders, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Easyriders, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years ended December 31, 1998, in conformity with generally accepted accounting principles.



April 14, 1999

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                          1998                1997
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $   278,035          $1,262,633
Restricted cash                                                           313,640
Accounts receivable, less allowance for doubtful accounts
  of $395,681 in 1998                                                   2,874,779
Inventories                                                             3,975,443             285,622
Prepaid publication costs                                                 629,375
Prepaid expenses and other                                                875,846              15,738
Receivable from shareholder                                               398,085
                                                                      -----------          ----------

    Total current assets                                                9,345,203           1,563,993

PROPERTY AND EQUIPMENT, net                                             3,718,067           1,487,598

GOODWILL, net of accumulated amortization of $612,739 in 1998          62,704,698

TRADEMARK, net of accumulated amortization of $36,538 in 1998             809,409

OTHER ASSETS                                                              560,245             410,764
                                                                      -----------          ----------

                                                                      $77,137,622          $3,462,355
                                                                      ===========          ==========

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

                                                                                         1998                    1997
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                      $  4,086,773            $   517,904
Accrued payroll and payroll related expenses                                               589,861                395,507
Other current liabilities                                                                1,659,631                 50,000
Income taxes payable                                                                         7,034
Advances from stockholders                                                                                        201,350
Current portion of deferred subscription and advertising income                          3,348,420
Current portion of long-term debt                                                          558,748                178,878
                                                                                      ------------            -----------

    Total current liabilities                                                           10,250,467              1,343,639
                                                                                      ------------            -----------

CONVERTIBLE DEBENTURES, net, including related party
  debentures of $1,000,000 in 1998                                                       1,316,667                785,183

NOTE PAYABLE TO STOCKHOLDER                                                             13,000,000

LONG-TERM DEBT, net of current portion and debt discount, including
   related party indebtedness of $895,304 in 1998 and $1,050,000 in 1997.               22,713,670                902,688

OTHER LONG TERM LIABILITIES, including $549,838 of
  deferred subscription revenues in 1998                                                   799,838                128,003

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized, none outstanding
Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 19,295,375 (1998) and 8,590,713 (1997) outstanding                            19,295                  8,591
Additional paid in capital                                                              54,318,590              6,893,267
Common stock subscription receivable                                                                             (750,000)
Receivable from the sale of stock                                                       (7,300,000)
Accumulated deficit                                                                    (17,980,905)            (5,849,016)
                                                                                      ------------            -----------

    Total stockholders' equity                                                          29,056,980                302,842
                                                                                      ------------            -----------

                                                                                      $ 77,137,622            $ 3,462,355
                                                                                      ============            ===========

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                             1998                 1997

SALES                                                                    $ 13,760,318         $ 2,932,708

COST OF SALES                                                              10,457,224           1,670,146
                                                                         ------------         -----------

GROSS MARGIN                                                                3,303,094           1,262,562

EXPENSES:
Selling, general, and administrative                                        7,664,959           3,729,500
Depreciation and amortization                                               1,056,538              99,388
Stock issuance expense                                                      2,504,867           1,244,000
Loss on sale of restaurant to related party                                 1,099,760
Write-off of stock subscription receivable                                    750,000
Write-off of leasehold improvements                                                               628,129
                                                                         ------------         -----------

  Total expenses                                                           13,076,124           5,701,017
                                                                         ------------         -----------

LOSS FROM OPERATIONS                                                       (9,773,030)         (4,438,455)

OTHER INCOME                                                                  182,078

INTEREST EXPENSE                                                           (2,532,637)           (338,419)
                                                                         ------------         -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                    (12,123,589)         (4,776,874)

PROVISION FOR INCOME TAXES                                                      8,300
                                                                         ------------         -----------

NET LOSS                                                                 $(12,131,889)        $(4,776,874)
                                                                         ============         ===========

COMPREHENSIVE LOSS                                                       $(12,131,889)        $(4,776,874)
                                                                         ============         ===========

NET LOSS PER SHARE - BASIC AND DILUTED                                         $(1.04)             $(0.57)
                                                                         ============         ===========

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING - BASIC AND DILUTED                                         11,686,551           8,317,533
                                                                         ============         ===========

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                                              Common
                                                         Common stock         Additional       stock        Receivable
                                                       -----------------       paid-in     subscription    from the sale
                                                       Shares     Amount       capital      receivable       of stock
BALANCE, January 1, 1997                              8,084,000   $8,084      $3,579,076   $(1,000,000)    $       -

Common stock issued in conjunction with
 convertible debentures                                 146,913      147         610,670

Discount on convertible debenture issuance                                       481,667

Warrants issued in connection with issuance
  of debt                                                                        105,130

Issuance of common stock in exchange for
  cash                                                  192,300      192         499,808

Issuance of common stock in exchange for
  services performed                                    167,500      168         572,332

Services rendered in satisfaction of stock                                                     250,000

Issuance of stock as compensation to
  employee                                                                       671,500

Capital contributed                                                              373,084

Net loss
                                                     ----------   ------      ----------     ---------

BALANCE, December 31, 1997                            8,590,713    8,591       6,893,267      (750,000)

                                                                                                                  Total
                                                                 Treasury               Accumulated            stockholder's
                                                                  stock                   deficit                 equity
BALANCE, January 1, 1997                                        $     -                 $(1,072,142)            $2,587,160

Common stock issued in conjunction with
 convertible debentures                                                                                            610,817

Discount on convertible debenture issuance                                                                         481,667

Warrants issued in connection with issuance
  of debt                                                                                                          105,130

Issuance of common stock in exchange for
  cash                                                                                                             500,000

Issuance of common stock in exchange for
  services performed                                                                                               572,500

Services rendered in satisfaction of stock                                                                         250,000

Issuance of stock as compensation to
  employee                                                                                                         671,500

Capital contributed                                                                                                373,084

Net loss                                                                                 (4,776,874)            (4,776,874)
                                                                ----------               ----------             ----------

BALANCE, December 31, 1997                                                               (5,849,016)               302,842

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

                                                                                             Common
                                              Common stock               Additional           stock
                                       --------------------------         paid-in          subscription
                                          Shares        Amount            capital           receivable
BALANCE, December 31, 1997              8,590,713      $ 8,591          $ 6,893,267         $(750,000)

Common stock issued in
  conjunction with
  convertible debentures                  432,575          432            1,205,711

Warrants issued in connection
  with issuance of convertible
  debentures                                                                542,858

Common stock issued for services
  and in satisfaction of accounts
  payable                                 500,000          500            2,099,500

Discount on convertible debenture
  issuance                                                                  500,002

Contribution of stock from certain
  founders of the Company                                                (9,480,979)

Reissuance of treasury stock in
  connection with the acquisition
  of the Paisano Companies                                                9,480,979

Issuance of stock related to the
  purchase of Paisano Companies         3,415,267        3,415           19,996,585

Issuance of stock options and
  common stock purchase warrants
  in connection with the
  acquisition of the Paisano
  Companies                                                               3,711,024

Issuance of stock related to the
  purchase of M&B Restaurants LC        2,000,000        2,000            6,158,000

Issuance of common stock in
  exchange for cash and notes
  receivable                            4,036,797        4,037           12,295,963

Issuance of common stock as
  compensation to employees               320,000          320              915,680

Write-off of common stock
  subscription receivable                                                                     750,000

Shares issued in lieu of payment
  on rounding caused by stock
  split                                        23

Net loss
                                       ----------      -------          -----------         ---------

BALANCE, December 31, 1998             19,295,375      $19,295          $54,318,590         $       -
                                       ==========      =======          ===========         =========
                                         Receivable                                                  Total
                                        from the sale      Treasury           Accumulated        stockholders'
                                          of stock           stock              deficit             equity
BALANCE, December 31, 1997              $         -       $         -        $ (5,849,016)       $    302,842

Common stock issued in
  conjunction with
  convertible debentures                                                                            1,206,143

Warrants issued in connection
  with issuance of convertible
  debentures                                                                                          542,858

Common stock issued for services
  and in satisfaction of accounts
  payable                                                                                           2,100,000

Discount on convertible debenture
  issuance                                                                                            500,002

Contribution of stock from certain
  founders of the Company                                   9,480,979

Reissuance of treasury stock in
  connection with the acquisition
  of the Paisano Companies                                 (9,480,949)

Issuance of stock related to the
  purchase of Paisano Companies                                                                    20,000,000

Issuance of stock options and
  common stock purchase warrants
  in connection with the
  acquisition of the Paisano
  Companies                                                                                         3,711,024

Issuance of stock related to the
  purchase of M&B Restaurants LC                                                                    6,160,000

Issuance of common stock in
  exchange for cash and notes
  receivable                             (7,300,000)                                                5,000,000

Issuance of common stock as
  compensation to employees                                                                           916,000

Write-off of common stock
  subscription receivable                                                                             750,000

Shares issued in lieu of payment
  on rounding caused by stock
  split

Net loss                                                                      (12,131,889)        (12,131,889)
                                        -----------       -----------        ------------        ------------

BALANCE, December 31, 1998              $(7,300,000)      $         -        $(17,980,905)       $ 29,056,980
                                        ===========       ===========        ============        ============

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                             1998                 1997

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net loss                                                                 $(12,131,889)        $(4,776,874)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Common stock issued for services                                          2,504,867             572,500
  Compensatory options issued to nonemployees                                                     671,500
  Services rendered in satisfaction of common stock                                               250,000
  Depreciation and amortization                                             1,056,538             223,169
  Write-off of leasehold improvements                                                             628,129
  Loss on sale of restaurant to third party                                 1,099,760
  Loss on sale of fixed assets                                                182,717
  Write-off of stock subscription receivable                                  750,000
  Amortization of debt issuance costs                                       1,369,536             310,877
  Increase (decrease) in cash resulting from changes in operating accounts, net of acquisitions:
    Current assets                                                          2,162,248             183,066
    Other assets                                                               44,219
    Current liabilities                                                     1,180,124
    Other long-term liabilities                                              (139,696)            872,246
                                                                         ------------         -----------

      Net cash used in operating activities                                (1,921,576)         (1,065,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, less cash acquired                            (18,951,876)
Proceeds from the sale of fixed assets                                        215,325
Purchase of fixed assets                                                     (243,319)         (1,338,738)
                                                                         ------------         -----------

      Net cash used in investing activities                               (18,979,870)         (1,338,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible debentures                                          1,500,000           1,600,000
Issuance of long-term debt                                                 21,350,000           1,050,000
Payment of long-term debt and capital leases                               (7,731,802)           (127,723)
Payments of stockholders advances                                            (201,350)
Issuance of note payable to stockholder                                                           339,350
Payment of note payable to stockholder                                                            (88,000)
Capital contributed                                                                               373,084
Common stock issued for cash                                                5,000,000             500,000
                                                                         ------------         -----------

      Net cash provided by financing activities                            19,916,848           3,646,711
                                                                         ------------         -----------

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

                                                                                 1998                     1997
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                          $    (984,598)             $1,242,586

CASH AND CASH EQUIVALENTS, beginning of year                                    1,262,633                  20,047
                                                                            -------------              ----------

CASH AND CASH EQUIVALENTS, end of year                                      $     278,035              $1,262,633
                                                                            =============              ==========

SUPPLEMENTAL CASH FLOW INFORMATION -
  Cash paid for interest                                                    $   1,083,101              $   21,482
                                                                            =============              ==========

NONCASH FINANCING ACTIVITIES:
Common stock issued in settlement of accounts payable                       $     211,134              $        -
                                                                            =============              ==========
Common stock issued in settlement of debt                                   $   1,506,142              $  610,817
                                                                            =============              ==========
Convertible debentures issued with conversion discount                      $     500,002              $  481,667
                                                                            =============              ==========
Issuance of warrants in connection with debt issuance                       $   1,487,190              $  105,130
                                                                            =============              ==========
Issuance of stock in settlement of accrued liability                        $     300,000              $
                                                                            =============              ==========
Common stock issued in exchange for a note receivable                       $   7,300,000              $        -
                                                                            =============              ==========

DETAIL OF BUSINESSES ACQUIRED IN PURCHASE
  BUSINESS COMBINATIONS (Note 2):
On September 23, 1998, the Company acquired the net assets of the Paisano Companies. A summary of the transaction is as follows:

  Cash paid                                                                  $ 15,000,000
  Receivable related to purchase adjustments                                     (398,085)
  Promissory notes issued                                                      13,000,000
  Fair market value of stock issued (6,493,507 shares at $3.08 per share)      20,000,000
  Fair market value of options issued to employees of Paisano Companies           697,434
  Fair value of liabilities assumed                                            14,499,307
  Other acquisition costs                                                       5,251,474
  Fair value of tangible and identifiable assets acquired                     (11,681,378)
                                                                             ------------

    Excess of cost over identifiable assets acquired (goodwill)              $ 56,368,752
                                                                             ============

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

On September 23, 1998, the Company acquired the net assets of the M&B Restaurants, L.C. A summary of the transaction is as follows:

  Fair market value of stock issued (2,000,000 shares at $3.08 per share)       $ 6,160,000
  Fair value of liabilities assumed                                               4,140,729
  Other acquisition costs                                                           639,817
  Fair value of tangible and identifiable assets acquired                        (4,141,861)
                                                                                -----------

    Excess of cost over identifiable assets acquired (goodwill)                 $ 6,798,685
                                                                                ===========

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

1.  GENERAL BASIS OF PRESENTATION

    Easyriders, Inc. (Easyriders or the Company) was incorporated in the State of Delaware on May 13, 1998, and for financial reporting purposes is the successor to Newriders, Inc. On September 23, 1998, Easyriders, Inc. consummated a series of transactions (collectively, the Reorganization), including the following: (i) the merger of a subsidiary of Easyriders with and into Newriders, Inc. (Newriders) (the Merger) upon which the shareholders of Newriders exchanged their stock on a 2-for-1 basis for Easyriders, Inc. common stock; (ii) the acquisition by Easyriders of all of the outstanding common stock of Paisano Publications, Inc. (Paisano Publications), a California corporation, and certain affiliated corporations (collectively, the Paisano Companies); and (iii) the acquisition by Easyriders of all of the outstanding membership interests of M&B Restaurants, L.C. (El Paso), a Texas limited liability company (See Note 3).

    As a result of the merger, the Newriders common stock was exchanged for Easyriders common stock on the basis of one share of Easyriders common stock for each two shares of Newriders common stock, and the stockholders of Newriders immediately prior to the merger became stockholders of Easyriders. The merger was accounted for as a combination of entities under common control, similar to a pooling of interest. Therefore, the historical financial statements represent the combined financial statements of Easyriders and Newriders. The acquisitions of the Paisano Companies and El Paso were accounted for as a purchase. The accompanying financial statements include the results of the Paisano Companies and El Paso's operations from the date of acquisition, September 23, 1998.

    The Paisano Companies consist of Paisano Publications; Easyriders of Columbus, Inc., an Ohio corporation; Easyriders Franchising, Inc., a California corporation; Easyriders Events, Inc., a California corporation; Bros Club, Inc., a California corporation; and Associated Rodeo Riders on Wheels, a California corporation. Paisano Publications publishes 11 special-interest magazines directed to motorcycle, hot-rod, and tattoo enthusiasts. Other Paisano Companies market a line of apparel and other products designed to appeal to motorcycle, hot-rod, and tattoo enthusiasts, and own three Easyriders stores and have franchised 22 additional stores that sell Easyriders apparel, customized new and used American-made motorcycles, and motorcycle accessories.

    El Paso is a Texas limited liability company, which owns and operates four barbecue and smoked meat restaurants, three of which are located in Arizona and one of which is located in Oklahoma. The restaurants are operated under the name "El Paso Bar-B-Que."

    Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications and El Paso.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------


2.  MANAGEMENT'S PLANS

    During the year ended December 31, 1998, the Company incurred a net loss of $12,131,889 and cash used in operations was $1,921,576. Contributing to this net loss, but not adversely impacting the Company's operating cash flow, were the following significant expenses recorded during during the year ended December 31, 1998:

      Stock issuance expense (Note 13)                           $2,504,867
      Loss on sale of restaurant to related party (Note 15)       1,099,760
      Write-off of stock subscription receivable (Note 13)          750,000
      Depreciation and amortization                               1,056,538
      Noncash interest expense                                    1,369,536

                                                                 ----------
                                                                 $6,780,701
                                                                 ==========

    Management is currently evaluating and implementing several steps to improve the liquidity and operations of the Company. These steps include:

    . Increasing the subscriber base and advertising revenues associated with its magazines
    .  Expanding its franchising base
    . Expanding the revenue base of its wholly owned subsidiary, M&B Restaurants L.C., by opening additional restaurant sites (Note 21)

    Management has implemented certain steps to improve the liquidity and operations of the Company. These steps include:

    . Renegotiating the terms associated with certain of its loan agreements (Note 8)
    . Seeking additional financing either in the form of equity or additional debt (Note 21)

3.  ACQUISITIONS

    Paisano Acquisition - On September 23, 1998, the Company acquired all of the issued and outstanding stock of each of the corporations that comprise the Paisano Companies (The Paisano Acquisition). In exchange for the outstanding stock of each Paisano Company, the sole shareholder of the Paisano Companies (the Seller) received total consideration of $48,000,000. This consideration was comprised of the following:

    A. An aggregate 6,493,507 shares of Easyriders common stock valued at $3.08 per share

    B. Promissory notes aggregating $28,000,000, of which $15,000,000 was repaid subsequent to the Paisano Acquisition using proceeds from a credit facility (see Note 8) and proceeds from the sale of stock to a related party.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------


    Additionally, under the terms of the Stock Contribution and Sale Agreement, Easyriders was obligated to issue stock options to purchase an aggregate 300,000 shares of Easyriders common stock at an exercise price of $5.00 per share to certain employees and consultants of the Paisano Companies. These options were valued at $697,434 using Black-Scholes option-pricing model and has been included in the determination of the aggregate purchase price of the Paisano Companies.

    Based upon the terms of the Stock Contribution and Sale Agreement, the purchase price was subject to adjustment based upon the working capital level of the Paisano Companies at September 23, 1998. In March 1999, the Seller and the Company reached agreement to reduce the consideration paid to the Seller by $398,085. This amount has been recorded as a receivable from shareholders in the Company's financial statements.

    The acquisition of Paisano Companies was accounted for as a purchase and the resulting goodwill of $56,368,752 is being amortized on a straight-line basis over 30 years.

    El Paso Acquisition - On September 23, 1998, the Company acquired all of the issued and outstanding membership interests of El Paso from the members, who included the Chairman and the President of the Company, for 2,000,000 shares of Easyriders' common stock valued at $3.08 per share.

    The acquisition of El Paso was accounted for as a purchase and the resulting goodwill of $6,798,685 is being amortized on a straight-line basis over 20 years.

    Other - Warrants to purchase 592,184 shares of Easyriders' common stock were issued to a financial advisor of the Company on the closing date of the Reorganization, at nominal cost. The exercise price of the warrants is $4.3125 per share. The warrants have been valued, in aggregate, at $2,069,258 using the Black-Scholes option-pricing model and have been included in the determination of the purchase price of the Paisano Companies and El Paso. The warrants will be exercisable at any time for a period of seven years from their date of issuance. As compensation for certain services provided by the financial advisor in April 1999, the Company repriced the warrants. The increase in fair value of the warrants, if any, related to the reduction in the exercise price to $1.75 per share was recorded as expense in April 1999.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------


    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, the Paisano Companies and El Paso as if the acquisition had occurred at the beginning of 1998, with pro forma adjustments to give effect to amortization of goodwill and interest expense on acquisition debt.

    SALES                                                          $ 47,232,108
                                                                   ============
    PRO FORMA LOSS FROM OPERATIONS                                 $(12,021,536)
                                                                   ============
    PRO FORMA NET LOSS                                             $(16,004,759)
                                                                   ============
    PRO FORMA NET LOSS PER SHARE                                   $      (0.83)
                                                                   ============


    The pro forma results of operations are not necessarily indicative of actual results that may have occurred had the operations of Easyriders, Newriders, the Paisano Company, and El Paso been combined in prior years nor are they necessarily indicative of future operating results.


4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

    Revenue Recognition - The Company's revenue stems primarily from the sale of magazines, magazine advertising space, products, franchise rights and related royalties, and restaurant sales. The Company records revenue based on the following:

    . Magazine Revenues - Advertising revenues are recognized upon the magazines' on-sale date, net of provisions for estimated rebates, adjustments, and discounts. Proceeds from subscriptions are recorded as deferred subscription income when received and are included in revenue over the terms of the subscription services, generally one to two years. Subscriptions expiring within one year are included as a current liability and the portion of the subscriptions in excess of one year are classified as a long-term liability. Sales to newsstand distributors are recognized as revenue in the month of distribution, using historical experience to estimate the ultimate sales of magazines to the newsstand. In the event that actual sales differ from estimates, adjustments are made in subsequent months. Historically, these adjustments have not been material.

    . Franchising Revenues - Easyriders Franchising, Inc. grants franchise rights to third parties. The Company provides management expertise, training, and store operating assistance in exchange for up-front franchise fees and royalties of 3% of the franchised venue's gross sales. The up-front franchise fees are recognized upon completion of services to the franchisee, which is generally when the venue opens. Royalties are accrued as earned.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

    . Other Revenues - Event production revenues are recognized upon completion of events. Retail and mail order revenues are recognized upon product shipment.

    . Food Service Revenue - Revenue is recognized at the point of sale to the customer.

    Income Taxes - Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which differences are expected to be recovered or settled. A valuation allowance was recorded to reduce deferred tax assets to an amount that represents the Company's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

    Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    Restricted Cash - As part of certain advertising, promotion, and inventory purchase activities, the Company is required to maintain certain minimum deposits with a financial institution. The deposit amount has been included as restricted cash in the accompanying consolidated balance sheets.

    Inventories - Inventories, consisting primarily of paper for magazine production and retail merchandise, food, beverages, and other restaurant supplies and are stated at the lower of cost (first-in, first-out method) or market.

    Prepaid Publication Costs - Publication costs of magazines and videos, including editorial, postage, and typesetting costs are included in prepaid publications costs until the issue is released for sale, at which time the related costs are charged to cost of revenues.

    Deferred Promotion Costs - The Company accounts for promotion costs, which consist primarily of printing and mailing costs, on direct mail promotions for its general circulation magazines in accordance with American Institute of Certified Public Accountants' Statement of Position 93-7. These costs, which are deferred to the extent of additional subscription revenues less incremental fulfillment costs, are amortized over the periods of the magazine subscriptions generated from these promotions, not to exceed one year. All other advertising expenses are expensed at the time the advertising takes place. As of December 31, 1998, $264,941 of these expenses were included in prepaids and other current assets.

    Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided for by using the accelerated and straight-line methods, using the estimated useful lives of the respective asset or, as to leasehold improvements, the term of the related lease if less than the estimated service life. Useful lives generally range from 3 to 15 years.

    Intangible Assets - Intangible assets consist of goodwill associated with the acquisition of the Paisano Companies and El Paso in 1998 (Note 3). Goodwill is amortized on a straight-line basis over periods

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

    ranging from 20 to 30 years. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill. If the carrying value of the asset exceeds the estimated undiscounted future cash flows from operating activities of the related business, a permanent impairment is deemed to have occurred. In this event, the asset is written down to fair value.

    Pre-Opening Costs - Costs incurred prior to commencement of a restaurant's operations are expensed as incurred.

    Deferred Financing Costs - Costs incurred in obtaining financing are deferred and amortized over the term of the related debt.

    Deferred Rent - The Company recognizes rent expense on a straight-line basis over the term of the leases (Note 12).

    Collective Advertising Program - Easyriders Franchising, Inc. purchases advertising on behalf of its franchisees in exchange for advertising fees of 2% of the franchised venue's gross reportable sales. The fees collected are recorded as an accrued liability of the Company and the related advertising costs are recorded as a reduction of the liability. As of December 31, 1998, the Company incurred greater advertising expenses than had been collected under the collective advertising program and therefore no liability exists at December 31, 1998.

    Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and notes payable, convertible debentures, and long-term debt. The carrying value of all financial instruments, other than notes payable, convertible debentures, and long-term debt are representative of their fair values because of their short-term maturities. The carrying value of the Company's notes payable, convertible debentures, and long-term debt are representative of their fair value because of the short period of time elapsed since origination.

    Use of Estimates in Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable.

    Comprehensive Income/Loss - As of December 31, 1998, the Company has implemented SFAS No. 130, Reporting Comprehensive Income. As shown on the Company's consolidated statements of operations, comprehensive loss equaled net loss at December 31, 1998.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

    New Accouting Pronouncements - In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the effect this standard may have on the Company's financial condition, results of operations, and cash flows.


5.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                      1998               1997
     Office equipment                                              $  406,218         $  135,649
     Computer equipment                                               535,298             35,621
     Production and restaurant equipment                            1,296,051            374,380
     Leasehold improvements                                         1,753,430          1,085,240
                                                                   ----------         ----------

                                                                    3,990,997          1,630,890
     Less accumulated depreciation                                   (272,930)          (143,292)
                                                                   ----------         ----------

     Property and equipment, net                                   $3,718,067         $1,487,598
                                                                   ==========         ==========

6.  INVENTORIES

    Inventories consist of the following:

                                                                        1998              1997
     Food and restaurant supplies                                    $  187,718         $ 48,586
     Paper                                                            1,295,918
     Motorcycles and parts                                              754,399          137,055
     Other retail products                                            1,737,408           99,981
                                                                     ----------         --------

                                                                     $3,975,443         $285,622
                                                                     ==========         ========

7.  CONVERTIBLE DEBENTURES

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

    On May 11, 1998, the Company issued convertible debentures with a face value of $500,000 due May 11, 2000 in a private placement transaction. The debentures accrue interest at 8% per year. The debentures are convertible at the option of the holder into shares of the Company's common stock at the lesser of the five-day average closing bid price on the closing date or 75% of the five-day average closing bid price on the conversion date, as defined. The debentures were converted into common stock in increments throughout September 1998. The Company issued a total of 274,130 shares of its common stock in connection with the conversion of the Debentures. The conversion discount, which was $166,667 at the date of issuance, was recognized by the Company as interest expense over the shortest expected term to anticipated conversion of the debentures with a corresponding increase to the original principal amount of the debentures. In conjunction with the issuance of the convertible debentures, the Company issued warrants for the purchase of 12,500 shares of the Company's common stock to a financial advisor as compensation for arranging the Convertible Debenture issuances. The warrants have an exercise price of $2.82 per share and can be exercised at any time during the next three years. The fair value of the warrants, aggregating $40,901, has been recorded as debt issuance costs and was amortized over the term that the debentures were outstanding.

    On June 11, 1998, the Company issued convertible debentures with a face value of $1,000,000 due June 30, 2000, in a private placement transaction with a director of the Company. The debentures accrue interest at 8% per year, with interest payable quarterly. The debentures are convertible at the option of the holder into shares of the Company's common stock at the lesser of the five-day average closing bid price on the closing date or 75% of the five-day average closing bid price on the conversion date, as defined. The debentures are convertible at the holder's option anytime after August 10, 1998. The conversion discount, which was $333,335 at the date of issuance, was recognized by the Company as interest expense over the shortest expected term to anticipated conversion of the debentures, with a corresponding increase to the original principal amount of the debentures. In conjunction with the issuance of the convertible debentures, the Company issued warrants for the purchase of 12,500 shares of the Company's common stock, with an exercise price of $2.98 per share at any time during the next three years. The fair value of the warrants, aggregating $41,518, has been recorded as debt issuance costs and is being amortized over the term of the debentures. At December 31, 1998, $1,000,000 in principal balance remains outstanding.

    During the year ended December 31, 1997, the Company issued two tranches of convertible debentures (the Debentures) with face values of $600,000 (Tranche A) and $1,000,000 (Tranche B) in private placements to institutional investors. The Debentures accrue interest at rates of 10% and 8% per year, respectively, payable semi-annually. The Debentures are convertible at the option of the holder into shares of the Company's common stock based upon the following terms:

     Tranche A - The Debentures in Tranche A were converted into common stock at 72.5% of the five-day average closing bid price on the conversion date and were converted into common shares during 1997. The Company issued a total 146,913 shares of its common stock in connection with the conversion of the $600,000 of the original principal amount of the Debentures, plus interest accrued through the conversion date of $10,523.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

     Tranche B Due December 12, 2000 - Convertible into common shares at the lesser of the five-day average closing bid price on the closing date or 80% of the five-day average closing bid price on the conversion date, as defined. The Debentures in Tranche B are convertible at the holder's option: one-third after January 26, 1998; one-third after February 25, 1998; and one-third after March 27, 1998. The Debentures are convertible at the option of the issuer at any time after December 12, 1998. As of December 31, 1998, the Company had issued 158,445 shares of its common stock in connection with the conversion of $683,333 in principal amount of the Debentures. At December 31, 1998, $316,667 in principal balance remains outstanding.

    The conversion of the Debentures at a discount of the Company's common stock results in the Debentures being issued at a discount. The conversion discount, which aggregated $481,667 at the dates of issuance, is being recognized by the Company as interest expense over the shortest expected term to anticipated conversion of the Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the Debentures, any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date.

    In conjunction with the issuance of the Debentures, the Company issued an aggregate 25,000 shares to a financial advisor as compensation for arranging the Convertible Debenture issuances. The fair value of the shares has been recorded as debt issuance costs and was amortized through the conversion date of the Convertible Debentures.

    Additionally, in conjunction with the issuance of the Debentures, the Company issued five-year broker warrants for 41,529 shares of common stock with exercise prices from $3.83 to $4.05. The fair value of the warrants has been recorded as debt issuance costs and is being amortized over the term of the Convertible Debentures.


8.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Upon its acquisition by Easyriders, Inc., Paisano Publications obtained an aggregate of $22,000,000 in financing (the Senior Loans) from a financial institution. This financing was comprised of $17,000,000 in senior term loans (the Term Loans) and $5,000,000 in revolving loans (the Revolving Loans). The proceeds from the Term Loans plus $3,500,000 of the Revolving Loans were used to repay certain promissory notes issued to the shareholder of the Paisano Companies in conjunction with the Paisano Acquisition (Note
    3) and to pay certain acquisition expenses. To the extent that Paisano Publications is in compliance with the terms of the Senior Loans, any unused portion of the Revolving Loans may be used by Paisano Publications for working capital purposes. At December 31, 1998, no amounts were available under the Revolving Loans.

    The Senior Loans are guaranteed (the Guarantees) by Easyriders and the Paisano Companies, other than Paisano Publications (the Guarantors). The Senior Loans will mature on September 23, 2001, and bear interest at an annual rate equal to the prime rate (7.75% at December 31, 1998) plus 1.85%, payable monthly. The Senior Loans and the Guarantees are secured by a first priority security interest in substantially all of the tangible and intangible assets (owned or hereafter acquired) of Easyriders and

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

    the Paisano Company, including all of the capital stock or equity interests of the Paisano Company, Newriders, and El Paso. The Senior Loans and the Guarantees constitute the sole senior secured indebtedness of Paisano Publications and the Guarantors and rank senior to all other indebtedness of Paisano Publications and the Guarantors.

    Paisano Publications is obligated to pay the Senior Lender a fee equal to 0.25% per annum of the average daily undrawn amount of the Revolving Loans.

    At the end of each one-month period in which the Term Loans are outstanding, Paisano Publications is required to prepay the Term Loans in an aggregate principal amount equal to 35% of Excess Cash Flow, as defined, for such period, to the extent such Excess Cash Flow is achieved. Because this prepayment is dependent upon Excess Cash Flow, no amounts have been classified as current at December 31, 1998.

    Because the Senior Loans included restrictions on the ability of the Paisano Companies to transfer funds to Easyriders in the form of cash dividends, loans, or advances, the net assets of the Paisano Companies are considered to be restricted. The restricted net assets of the Paisano Companies at December 31, 1998, total $39,394,334. See Parent Company financial information at Note 19.

    Subject to certain limitations on dividends and provided that no event of default has occurred, Paisano Publications may loan funds to Easyriders monthly, limited to the lessor of $100,000 or 35% of the Excess Cash Flow for the preceding monthly period. As of December 31, 1998, Paisano Publications did not achieve such excess cash flow and therefore, Paisano Publications was unable to provide funds to Easyriders, Inc. The inability of Paisano Publications to provide funds to Easyriders, Inc. can adversely impact the ability of Easyriders, Inc. to repay certain expenses of the Company (Note 12).

    The Senior Loans contain numerous operating and financial covenants, including but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures. At December 31, 1998, the Company was in compliance with the terms of the Senior Loans or had received waivers related to events of noncompliance.

    Under the terms of the Senior Loans the Company issued warrants to purchase 355,920 shares of common stock at an exercise price of $3.00 per share, exercisable at any time up to seven years from their date of issuance. The fair value of the warrants, $944,332, has been recorded as a debt discount and is being amortized over the term of the Senior Loans. As compensation for the waivers related to events of noncompliance, the Company repriced the warrants. The increase in fair value of the warrants, if any, related to the reduction in the exercise price to $1.625 per share was recorded as a debt discount and is being amortized over the remaining term of the Senior Loans.

    Long-term debt and capital lease obligations is summarized as follows:

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

                                                                               December 31,
                                                                        -------------------------
                                                                           1998          1997
Senior term loan, net of unamortized debt discount of $858,954           $16,141,046   $        -

Revolving term loan                                                        3,750,000

Secured installment promissory note agreements with a
 commercial lender bearing interest at 13.5%, interest and
 principle payments of $24,160 due through December 2002.
 A director and the president of the lender are directors of
 the Company                                                             $   895,304   $1,050,000

Note payable to a financial institution, dated June 30, 1997, in the amount of $1,500,000.  The note bears interest at 11%
 with monthly principal and interest payments of $20,663
 through July 1, 2007 and is collateralized by certain
 property and equipment                                                   1,364,702

Note payable to a financial institution, dated May 1, 1996 in the amount of $1,017,000.  The note bears interest at the
 prime rate plus 1% with monthly principal and interest
 payments of $15,364 through January 2001 and is
 collateralized by certain property and equipment                            742,736

Note payable to a current landlord, dated May 15, 1995 in the amount of $1,500,000.  The note bears interest at 10.5% with monthly principal and interest payments of $3,373 through
 February 2006                                                               201,815

Unsecured promissory note to a financial institution, dated
 March 2, 1998.  The note bears interest at 8% and is due
 on demand                                                                   100,000

Obligations under capital leases with various financial
 institutions.  The obligations bear interest at rates ranging from 9.0% to 18.3% due in monthly payments of $4,511
 ending on various dates through February 2006                                76,815       31,566
                                                                          ----------   ----------

                                                                          23,272,418    1,081,566
Less current maturities                                                     (558,748)    (178,878)
                                                                         -----------   ----------

                                                                         $22,713,670   $  902,688
                                                                         ===========   ==========

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

    Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

  1999                                                               $   558,748
  2000                                                                   489,230
  2001                                                                21,648,330
  2002                                                                   447,196
  2003                                                                   188,436
  Thereafter                                                             799,432
                                                                     -----------

                                                                      24,131,372
    Less debt discount                                                  (858,954)
                                                                     -----------

                                                                     $23,272,418
                                                                     ===========


    On March 17, 1998, the Company borrowed $500,000 under a securities purchase agreement, which was repaid in June 1998. Additionally, the agreement required the issuance of between 10,000 and 20,000 warrants to purchase common stock of the Company at $1.50 for each week the debt was outstanding. For the year ended December 31, 1998, 54,000 warrants were issued. The fair value of the warrants was recorded as debt issuance costs and was amortized over the period the debt was outstanding.


9.  NOTE PAYABLE TO SHAREHOLDER

    In connection with the Paisano Acquisition, the sole stockholder of the Paisano Companies received promissory notes aggregating $13,000,000 (the Contributor Notes). The Contributor Notes consist of a subordinated promissory note (the Contributor Subordinated Note) in the amount of $5,000,000, a limited recourse subordinated promissory note (the Contributor Mirror Note) in the amount of $5,000,000 secured by the Martin Mirror Note (defined below) and a subordinated promissory note (the Contributor Short-Term Subordinated Note) in the amount of $3,000,000. The Contributor Subordinated Note has a term of five years and can be extended for an additional term of five years by Registrant and bears interest at an annual rate between 6% and 10%. The Contributor Mirror Note has a term of five years and will be extended if, and to the extent that, the Martin Mirror Note (Note 13) is extended, and bears interest at an annual rate between 6% and 10%. The Contributor Short-Term Subordinated Note bears interest at an annual rate of 10% and had a term of 90 days (stated maturity date of December 23, 1998). On March 31, 1999, the sole stockholder of the Paisano Companies agreed to defer collection of all interest and principle due under the Contributor Notes until March 31, 2000. Therefore, the $3,000,000 Contributor Short-Term Subordinated Note was classified as long-term. On April 9, 1999, the Company issued shares of stock in exchange for the forgiveness of interest on the Contributor Subordinated Note of $75,000 and a reduction in principal of the Contributor Subordinated Note from $5,000,000 to $3,575,000 (Note 21).

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

10.  INCOME TAXES

     The Company's provision (benefit) for income taxes consists of the following at December 31:

                                                                         1998                 1997
        Current:
          Federal                                                     $         -          $         -
          State                                                             8,300
                                                                      -----------          -----------

                                                                            8,300                    -
        Deferred:
          Federal                                                       3,263,935            1,444,800
          State                                                           473,317              213,387
          Change in valuation allowance                                (3,737,252)          (1,658,187)
                                                                      -----------          -----------

                                                                                -                    -
                                                                      -----------          -----------

                                                                      $     8,300          $         -
                                                                      ===========          ===========


    A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to income before provision for income taxes is as follows for the year ended December 31:

                                                                              1998               1997
     Federal statutory rate                                                   (35)%              (35)%
     State income taxes, net of federal benefit                                (3)                (3)
     Nondeductible expenses related to acquired intangibles                     3
     Change in valuation allowance                                             32                 35
     Other                                                                      3                  3
                                                                              ----               ----

                                                                                0%                 0%
                                                                              ====               ====

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

    Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                                          1998                 1997
  Current:
    State taxes                                                        $   (28,980)         $    (9,482)
    Accrued compensation                                                   329,840              329,840
    Other                                                                  277,605              (43,043)
    Valuation allowance                                                   (578,465)            (277,315)
                                                                       -----------          -----------

                                                                               -                    -
                                                                       -----------          -----------
  Noncurrent:
    State taxes                                                           (233,613)             (95,006)
    Fixed assets                                                            40,313               40,313
    Net operating loss carryforward                                      5,437,116            1,862,407
    Valuation allowance                                                 (5,243,816)          (1,807,714)
                                                                       -----------          -----------

                                                                               -                    -
                                                                       -----------          -----------

                                                                       $       -            $       -
                                                                       ===========          ===========


    The Company has provided a full valuation allowance on the net deferred asset at December 31, 1998 and December 31, 1997, due to the uncertainty regarding its realization.

    At December 31, 1998, the Company has available net operating loss carryforwards of approximately $13,995,000 and $7,755,000 for federal and state income tax purposes, respectively. Approximately $11,995,000 of the federal loss carryforward related to pre-reorganization periods which can be used to offset future taxable income. Sections 382, 383, and 1502 of the Internal Revenue Code of 1986 place certain limitations on the use of these acquired losses. A maximum of approximately $1,100,000 of the net operating loss carryforwards can be utilized annually in 1999 and subsequent years. Any net operating losses not utilized will begin expiring in 2010 and 2003 for federal and state purposes, respectively.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

11. PENSION PLAN

    The Paisano Companies have a noncontributory defined benefit pension plan (the Plan) covering a majority of their employees. The Company assumed this plan through the purchase of the Paisano Companies. The funded status of the Plan is as follows at December 31, 1998:

    Change in benefit obligations

    Benefit obligation at December 31, 1997:                              $
      Acquisition                                                          1,236,736
      Interest cost                                                           70,026
                                                                          ----------

        Benefit obligation at December 31, 1998                            1,306,762

    Change in Plan assets

    Fair value of Plan assets at December 31, 1997:
      Acquisition                                                            970,628
      Actual return on Plan assets                                           140,298
                                                                          ----------

        Fair value of Plan assets at December 31, 1998                     1,110,926
                                                                          ----------

    Funded status                                                            195,836
                                                                          ----------

    Accrued benefit cost                                                  $  195,836
                                                                          ==========

    Weighted average assumptions as of December 31, 1998

    Discount rate                                                                5.8%
                                                                          ==========
    Expected return on Plan assets                                               5.0%
                                                                          ==========
    Rate of compensation increase                                                0.0%
                                                                          ==========

    Components of net periodic benefit cost:

      Service cost                                                        $
      Interest cost                                                           70,026
      Expected return on Plan assets                                         (48,531)
      Amortization of prior service cost                                     236,710
      Recognized net actuarial loss                                          (62,369)
                                                                          ----------

                                                                          $  195,836
                                                                          ==========


    The Company intends to terminate the Plan during the year ended December 31, 1999. Actuarial assumptions used to determine pension costs and net periodic pension cost reflect this intent to terminate. The Plan was amended to freeze benefits in anticipation of plan termination.

    Plan assets consist principally of United States government securities.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

12. COMMITMENTS AND CONTINGENCIES

    Leases - The Company leases its facilities and certain equipment under both capital leases (Note 8) and triple net operating lease agreements. Under the terms of the operating leases, the Company is required to pay certain costs of the leased properties including taxes, insurance, and utilities. Rent expense for the years ended December 31, 1998 and 1997 was $470,978 and $433,188, of which $140,808 and $42,000 was paid to directors and shareholders of the Company.

    Minimum annual payments under these agreements as of December 31, 1998 is as follows:

                                                                         Operating           Operating
                                                                           leases             leases
                                                                                             (related)
Year ending December 31:
  1999                                                                  $ 1,507,126        $  564,983
  2000                                                                    1,542,994           573,458
  2001                                                                    1,620,579           582,059
  2002                                                                    1,629,064           590,790
  2003                                                                    1,483,779           448,059
  Thereafter                                                              3,515,847
                                                                        -----------        ----------

Total minimum lease payments                                            $11,299,389        $2,759,349
                                                                        ===========        ==========




    Employment Agreements - The Company has entered into employment and consulting agreements with certain Company officers requiring minimum aggregate compensation as follows: $863,000 (1999), $850,000 (2000),
    $850,000 (2001), $850,000 (2002), and $850,000 thereafter.

    Restrictions Under Financing Facilities - Paisano Publications, a primary source of the Company's revenue is subject to certain restrictions in the Senior Credit Agreement underlying the Notes that limit its ability to transfer funds to Easyriders, Inc., its parent, or to its other affiliates (Note 8).

    Concentration - Primarily all of the Company's magazine distribution is performed by one distributor and primarily all of the Company's printing and production is performed by one printing company. Any failure to renew the distribution and printing contracts with these companies could have a material adverse effect on the Company's operations.

    Paper Price Volatility - A primary component of the Company' cost of revenues in the magazine publishing segment is the cost of paper. Consequently, increases in paper prices can adversely impact the Company' results of operations.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

    Litigation - The Company is currently involved in litigation incidental to its business both as a plaintiff and defendent. In the opinion of management, the ultimate resolution of such litigation will not have a material impact on the Company's financial statements.


13. STOCKHOLDERS' EQUITY

    Exchange Ratio - As more fully described in Note 1, at the time of the Merger, the Company effected a 2-for-1 exchange of its common stock. Historical share and per share information has been retroactively restated in the accompanying consolidated financial statements.

    Treasury Stock Transactions - In connection with the reorganization, four of the largest shareholders of Newriders agreed to return to Newriders an aggregate of 6,156,480 shares of Newriders' common stock. A total of 4,848,480 of these shares were delivered to Newriders for cancelation at or prior to closing. One of the four shareholders failed to deliver 1,308,000 of the Newriders shares to be canceled, of which 464,000 Newriders shares are beneficially owned by another individual, who had consented to their cancelation. The Paisano shareholder waived the condition for cancelation of the 1,308,000 Newriders' shares at closing, on the condition that Newriders continue to pursue the cancelation of the 1,308,000 Newriders shares.

    Easyriders has issued stop transfer instructions concerning the 1,308,000 Newriders' shares, which is equivalent to 654,000 shares of Easyriders, Inc. common stock. Following the closing on September 23, 1998, a petition for an involuntary bankruptcy proceeding under Chapter 11 of the U.S. Bankruptcy Code involving the holder of these shares was filed. Easyriders, through its subsidiary, Newriders, intends to pursue its claim for cancelation of the 1,308,000 Newriders' shares in the bankruptcy proceeding involving the shareholder. Share and per share amounts in the accompanying consolidated financial statements assume that the 1,308,000 shares have been canceled.

    Sale of Stock to Related Parties - In connection with the Reorganization, the chairman of the Company purchased 4,036,797 shares of Easyriders' common stock at $3.05 per share. Aggregate consideration of $12,300,000 was paid, $5,000,000 in cash and the balance by delivery of two promissory notes (the Martin Mirror Note and the Other Martin Note). The Martin Mirror Note is in the amount of $5,000,000 and has been pledged by Easyriders to secure a note payable to the former shareholder of the Paisano Companies. The Other Martin Note has a face amount of $2,300,000. The Martin Mirror Note has a term of five years, may be extended by Mr. Martin for an additional period of five years, and bears interest at an annual rate beginning at 6% and increasing to 10% over its life. The Other Martin Note has a term of five years, and may be extended for an additional five years and bears interest at an annual rate between 6% and 10%. These promissory notes have been recorded as an offset to stockholders' equity.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

    Common Stock Issued for Services - During 1997, the Company issued 167,500 shares (including 25,000 issued to a financial advisor [Note 7]) for consulting and other services. Shares were issued at their fair value at the date of issuance which ranged from $3.00 to $4.20 per share and was recorded as stock issuance expense in the accompanying consolidated financial statements.

    During June 1998, the Company issued 500,000 shares of the Company's common stock to the sole shareholder of Paisano Publications, Inc. for services to the Company and the satisfaction of certain trade payables. The fair value of the shares, net of the forgiven trade payables, was recorded as stock issuance expense in the accompanying consolidated financial statements.

    As more fully described in Note 3, in conjunction with the Reorganization, the Company issued warrants to purchase 592,184 shares of common stock of the Company to a financial advisor of the Company. The warrants have been valued at $2,069,258 using the Black-Scholes option-pricing model and have been included in the determination of the purchase price of the Paisano Companies and El Paso. The warrants will be exercisable at any time for a period of seven years from their date of issuance.

    During November 1998, the Company issued 120,000 shares of Easyriders, Inc. stock with a fair value of $300,000 to a former employee of El Paso as part of a settlement of a severance agreement existing prior to the El Paso Acquisition.

    During September 1998, the Company issued 200,000 shares of Easyriders, Inc. stock to an employee of Easyriders as compensation for services performed related to the Paisano and the El Paso Acquisitions. The fair value of the stock, $616,000, is recorded as stock issuance expenses in consolidated statement of operations.

    Common Stock Subscription - In November 1996, the Company entered into an agreement with a barter service to issue 200,000 shares of common stock in exchange for $1,000,000 of barter advertising and other services and merchandise. As of December 31, 1997, the Company had utilized services in satisfaction of $250,000 of the subscription receivable. The remaining $750,000 subscription receivable was written off during the year ended December 31, 1998, as it was determined that no probable future economic benefit would be realized from the receivable.

    Stock Option Plans - In September 1998, the Company adopted its 1998 Executive Incentive Compensation plan (the Easyriders Plan), which provides for the grant of stock options and other awards to certain officers, key employees, consultants or other persons affiliated with the Company. The maximum number of shares of common stock that may be issued pursuant to the Easyriders Plan is 2,800,000. Following the adoption of such plan, the Company granted options to purchase an aggregate of 300,000 shares of the Company's common stock at $5.00 as part of the acquisition of the Paisano Companies. The Company recorded an increase to the purchase consideration for the Paisano Companies equivalent to the fair value of the options granted to nonemployees, totaling approximately $697,434. These options vested upon grant.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
--------------------------------------------------------------------------------

    In November 1997, the Company adopted its 1997 Executive Incentive Compensation plan (the Newriders Plan), which provides for the grant of stock options to purchase Newriders stock and other awards to certain officers, key employees, consultants, or other persons affiliated with the Company. The maximum number of Newriders shares of common stock that may be issued pursuant to the Plan is 5,000,000 (pre-split). Following the adoption of such plan, the Company granted options to purchase an aggregate of 2,721,000 (pre-split) shares of the Newriders common stock at (pre-split) prices ranging from $2.50 to $3.00 per share (pre-split), which the Company's Board of Directors deemed to be equal to, or in excess of, fair market value of the common stock at the dates of grants, to employees of the Company. Additionally, in 1997, options were granted for the purchase of up to 395,000 (pre-split) Newriders common shares at $2.50 per share (pre-split) to certain nonemployees of the Company. The Company recorded compensation expense equivalent to the fair value of the options granted to nonemployees, totaling approximately $671,500. These options vested upon grant. As part of the Reorganization, all the outstanding options to purchase Newriders shares were exchanged for options under the Easyriders Plan to purchase the Company's stock on the basis of one share of the Company's Common Stock for each two shares of Newriders Common Stock at an exercise price equal to two times the exercise price provided in the stock option. Activity under the Newriders Plan has been restated to give effect to this exchange ratio.

    The following table summarizes the activity under the Plan for the period indicated:


                                                  1998                                             1997
                                   ----------------------------------              ----------------------------------
                                                         Weighted                                       Weighted
                                   Number of              average                  Number of             average
                                    shares            exercise price                 shares           exercise price
Beginning of period                 1,558,000            $5.00                               -            $    -
Grants                                715,000             5.00                       1,558,000              5.00
Cancelations                       (1,645,000)            5.00
                                   ----------                                     ------------

End of period                         628,000             5.00                       1,558,000            $ 5.00
                                    =========                                     ============

    Summary information related to stock options outstanding as of December 31, 1998, is as follows:


                                              Options outstanding                         Options exercisable
                                        -----------------------------------        ---------------------------------
                                           Number                                      Number
                                        outstanding at        Remaining            exercisable at       Weighted
Exercise                                 December 31,        contractual            December 31,         average
 price                                      1998            life (in years)             1998          exercise price
$5.00 to $6.00                             628,000               6.7                  628,000             5.00

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
-------------------------------------------------------------------------------

   Stock Warrants - The Company has issued warrants related to the issuance of subordinated debt and as compensation to employees during 1998 and 1997. The following outlines the activity related to the Warrants for the period indicated:

                                                       1998                                           1997
                                         ----------------------------------              --------------------------------
                                                               Weighted                                      Weighted
                                                                average                                       average
                                         Number of           exercise price              Number of         exercise price
                                          shares                 price                    shares               price
Beginning of period                        270,646               $7.98                        -
Grants                                   1,063,104               $8.00                    270,646              $7.98
Cancelations
                                         ---------                                        -------

End of period                            1,333,750               $7.58                    270,646              $7.98
                                         =========                                        =======



    As of December 31, 1998, all outstanding warrants are exercisable. The warrants have a range of exercise price from $3.00 to $8.62 and have a weighted average remaining life of 6.0 years.

    SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require Company to record compensation cost for employee stock option grants. The Company has chosen to continue to account for employee option grants using Accounting Principles Board Opinion No. 25. No compensation expense has been recognized for employee stock option grants. Had compensation expense for the employee stock option grants been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1998 and 1997, would have been reduced to the pro forma amounts indicated below:

                                                                        1998                  1997
Net loss applicable to common stock:
  As reported                                                       $(12,131,889)         $(4,776,874)
  Pro forma                                                         $(12,828,148)         $(6,107,953)
Net loss per common share:
  As reported                                                         $(1.04)                $(0.57)
  Pro forma                                                           $(1.10)                $(0.73)


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1998: zero dividend yield, expected volatility of 109%, risk-free interest rate of 5.9%, and expected lives of three years in 1997, and zero dividend yield, expected volatility of 101% to 150%, risk-free interest rate of 5.4% to 6.2%, and expected lives of 3 to 10 years in 1998.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
-------------------------------------------------------------------------------


14. WRITE-OFF OF LEASEHOLD IMPROVEMENTS

    In December 1997, the Company initiated plans to substantially rebuild its restaurant located in Fresno, California. As a result, the Company recorded a write-down of $628,129 with respect to leasehold improvements and store fixtures at the Fresno location.


15. SALE OF RESTAURANT TO RELATED PARTY

    On July 22, 1998, the Company sold its Myrtle Beach Restaurant to a stockholder of the Company. As a result of this sale, the Company recorded a loss during the year ended December 31, 1998 of $1,099,760, primarily related to the write-down to net realizable value of leasehold improvements and store fixtures.


16. NET INCOME PER SHARE

    A reconciliation of the numerators and denominators used in basic and diluted net income per share are as follows for the years ended December 31:

                                                                       1998                 1997
Net loss                                                           $(12,131,889)        $(4,776,874)
                                                                   ============         ===========

Weighted average number of common shares:
  Basic                                                              11,686,551           8,317,533
  Effect of dilutive securities - stock options
                                                                   ------------         -----------

  Diluted                                                            11,686,551           8,317,533
                                                                   ============         ===========

Net income per share:
  Basic                                                            $      (1.04)        $     (0.57)
  Effect of dilutive securities - stock options
                                                                   ------------         -----------

  Diluted                                                          $      (1.04)        $     (0.57)
                                                                   ============         ===========

    All stock options, stock warrants, and convertible debentures outstanding as of December 31, 1998, were considered anti-dilutive and therefore basic weighted average number of common shares equals diluted weighted average number of common shares at December 31, 1998 and 1997.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
-------------------------------------------------------------------------------


17. BUSINESS SEGMENTS

    Information by Operating Segment - Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Easyriders, Inc. chief operating decision-making group is comprised of the chief executive officer and the officers who report to him directly.

    Easyriders Inc. has five reportable segments: publishing, goods and services, food service, franchising, and other events and operations. The publishing segment includes magazine and catalog publishing and other operations. The trade goods and services segment distributes motorcycle apparel and other related goods to both intermediate and end-users and offers motorcycle repair and services through a Company owned store. The food service segment includes the operations of El Paso and Newriders. The franchising segment includes the franchising of Easyriders motorcycle stores for distribution of equipment and apparel. The other events and operations segment includes the coordination and sponsorship of motorcycle related events and operations.

    Easyriders, Inc. evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. (The Company utilizes the other events and operations segment as a venue for increased exposure for publication sales.) The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The financial results for Easyriders, Inc. four operating segments have been prepared on a basis which is consistent with the manner in which Easyriders, Inc. management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments less precisely than would be required for stand alone financial information prepared in accordance with generally accepted accounting principles. Revenue attributed to geographic areas is based on the location of the customer.

                                            Goods and        Food                         Other
                             Publishing     services       service      Franchising    operations       Totals
Sales external customers     $6,954,082    $2,565,314    $3,527,311      $ 151,200     $ 562,411     $13,760,318
Income (loss) from
  operations                  1,185,153       240,832       (47,071)      (583,533)     (363,453)        431,928
Segment assets                4,748,986     3,474,002     5,137,288        196,568       199,960      13,756,804
Capital expenditures             76,642        70,266        96,411                                      243,319
Depreciation and
  amortization                   53,204        62,323       315,730                       12,542         443,799

    This historical results of the Company represent the results of Newriders, Inc. only and therefore no segment information is provided for prior years. The operations of Newriders, Inc. are considered to be one component of the food service segment.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
-------------------------------------------------------------------------------


    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

      Loss from operations included in segment disclosure                               $   431,928
      Unallocated, selling, general, and administrative                                  (5,850,331)
      Stock issuance expense                                                             (2,504,867)
      Loss on sale of restaurant to related party                                        (1,099,760)
      Write-off of stock subscription receivable                                           (750,000)
                                                                                        ------------

      Loss from operations                                                              $(9,773,030)
                                                                                        ============

      Segment assets                                                                    $13,756,804
      Cash and cash equivalents                                                             278,035
      Receivable from shareholder                                                           398,085
      Goodwill                                                                           62,704,698
                                                                                        -----------

      Loss from operations                                                              $77,137,622
                                                                                        ===========


      Depreciation and amortization included in segment disclosure                      $   443,799
      Amortization of goodwill                                                              612,739
                                                                                        -----------

      Depreciation and amortization                                                     $ 1,056,538
                                                                                        ===========


    Revenues concerning principal geographic areas is as follows based on customer location:

                      USA         Canada      Germany       UK       Australia     Other        Total
       1998       $12,783,632    $298,061    $189,727    $154,680    $124,044    $210,174    $13,760,318

    The Company's foreign operations consist primarily of international newsstand sales and mail-order product sales. No one country makes up more than 10% of international sales. The Company does not have any identifiable assets attributable to these foreign activities and does not separately identify any expenses related specifically to foreign activities.
    Therefore, income before taxes and net income associated with foreign activities is not presented.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
-------------------------------------------------------------------------------


18. TRANSACTIONS WITH RELATED PARTIES

    For the two years ended December 31, 1998, the Company entered into transactions with the following related parties: significant shareholders of the Company and entities in which significant shareholders of the Company are directors or own a controlling interest. The following amounts represent related party transactions for the years ended December 31:

                                                                                       1998                    1997
       Rent paid to shareholders/directors (Note 12)                                $  140,808               $ 42,000
       Product sales to shareholder                                                 $   75,182
       Loss on sale of restaurant to shareholder (Note 15)                          $1,099,760
       Sale of 96,150 shares of stock to directors of the Company                                            $500,000
       Issuance of 20,000 shares in exchange for legal services from
         a stockholder and director                                                                          $ 60,000
       Expense related to issuance of 500,000 shares in
         exchange for services and satisfaction of $210,333 of
         trade payables to a director of the Company (Note 13)                      $1,888,867
       Expense related to issuance of 200,000 shares to an employee of
         the Company as compensation for services performed (Note 13)               $  616,000
       Expense related to legal services from a stockholder                         $  150,378               $ 44,315
       Cash paid for advertising from a stockholder and director                                             $ 41,133
       Advances from shareholders                                                                            $305,000
       Repayments of advances from shareholders                                     $  270,650

    The following amounts represent related party balances as of December 31:

                                                                                        1998                    1997
       Subordinated debt issued to a director (Note 7)                              $ 1,000,000              $        0
       Note payable issued to a shareholder (Note 8)                                $13,000,000
       Receivable from a shareholder from the sale of stock (Note 13)               $ 7,300,000
       Receivable from a shareholder related to the
         Paisano Companies acquisition (Note 3)                                     $   398,085
       Other receivable from shareholder                                            $    32,000
       Accrued compensation to a shareholder                                                                 $  222,465
       Advances from shareholder                                                                             $  201,350
       Promissory note with affiliated lender (Note 8)                              $   895,304              $1,050,000
       Payable to shareholder for legal services performed                          $    47,684

    Lease Assignment - On February 9, 1998, a shareholder and director assumed the Company's obligation under an operating lease agreement effective March 1, 1998. Under the terms of the lease, monthly lease payments of $2,200 have been assumed through the end of the lease term in May 2017.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
-------------------------------------------------------------------------------


19. PARENT COMPANY FINANCIAL INFORMATION

    The following presents the unconsolidated financial statements of the parent company only, Easyriders, Inc. (Note 1) as of December 31, 1998.

                    EASYRIDERS, INC. (Parent Company Only)

       BALANCE SHEETS
                                                                                               1998             1997
       ASSETS

       CURRENT ASSETS:
       Cash and cash equivalents                                                        $    33,341         $1,262,633
       Inventory                                                                             74,999            285,622
       Other current assets                                                                 118,016             15,738
                                                                                        -----------         ----------

         Total current assets                                                               226,356          1,563,993

       PROPERTY AND EQUIPMENT, net                                                            8,398          1,487,598

       DEPOSITS AND OTHER ASSETS                                                            205,726            410,764

       INVESTMENTS IN SUBSIDIARIES                                                       45,491,676
                                                                                        -----------         ----------

                                                                                        $45,932,156         $3,462,355
                                                                                        ===========         ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
       Accounts payable                                                                 $   516,325         $  517,904
       Accrued expenses and other current liabilities                                       690,740            668,041
       Payables to subsidiaries                                                             277,057
       Current portion of long-term debt                                                    353,485            157,694
                                                                                        -----------         ----------

         Total current liabilities                                                        1,837,607          1,343,639

       CONVERTIBLE DEBENTURES, net                                                        1,316,667            785,183

       NOTE PAYABLE - SHAREHOLDER                                                        13,000,000

       LONG-TERM DEBT                                                                       720,902            892,306

       OTHER LONG TERM LIABILITIES                                                                             138,385

       STOCKHOLDERS' EQUITY                                                              29,056,980            302,842
                                                                                        -----------         ----------

                                                                                        $45,932,156         $3,462,355
                                                                                        ===========         ==========

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
-------------------------------------------------------------------------------


                    EASYRIDERS, INC. (Parent Company Only)


                                                                             1998                  1997
       REVENUES                                                          $    969,424          $ 2,932,708

       COST OF SALES                                                          578,877            1,670,146
                                                                         ------------          -----------

       GROSS MARGIN                                                           390,547            1,262,562

       EXPENSES                                                             8,453,570            5,701,017
                                                                         ------------          -----------

       LOSS FROM OPERATIONS                                                (8,063,023)          (4,438,455)

       EQUITY IN NET LOSSES OF SUBSIDIARIES                                 2,378,946

       OTHER EXPENSE, net                                                   1,689,920              338,419
                                                                         ------------          -----------

       NET LOSS                                                          $(12,131,889)         $(4,776,874)
                                                                         ============          ===========

       COMPREHENSIVE LOSS                                                $(12,131,889)         $(4,776,874)
                                                                         ============          ===========

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
-------------------------------------------------------------------------------


                     EASYRIDERS, INC. (Parent Company Only)

STATEMENT OF CASH FLOWS

                                                                               1998                      1997
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net loss                                                                      $(12,131,889)          $(4,776,874)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Common stock issued for services                                               2,504,867               572,500
  Compensatory options issued to nonemployees                                                            671,500
  Services rendered in satisfaction of common stock                                                      250,000
  Depreciation and amortization                                                    261,241               223,169
  Write-off of leasehold improvements                                                                    628,129
  Loss on sale of restaurant to third party                                      1,099,760
  Loss on sale of property, plant, and equipment                                   182,717
  Write-off of stock subscription receivable                                       750,000
  Amortization of debt issuance costs                                            1,369,536               310,877
  Equity in net losses from subsidiaries                                         2,378,946
  Increase (decrease) in cash resulting from changes in operating accounts, net of acquitions
    Current assets                                                                 124,988               183,066
    Current liabilities                                                          1,031,845
    Other liabilities                                                             (128,003)              872,246
                                                                              ------------           -----------

      Net cash used in operating activities                                     (2,555,992)           (1,065,387)

CASH FLOWS FROM INVESTING ACTIVITIES -
Cash paid for acquisitions, less cash acquired                                  (5,000,000)
Proceeds from sale of fixed assets                                                 200,000
Purchases of fixed assets                                                         (164,771)           (1,338,738)
                                                                              ------------           -----------

      Net cash used in investing activities                                     (4,964,771)           (1,338,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible debentures and long-term debt                            2,100,000             2,650,000
Payment of long-term debt and capital leases                                      (607,179)             (127,723)
Payments of stockholders advances                                                 (201,350)
Issuance and payment of note payable to stockholder                                                      251,350
Cash contributions to capital                                                                            373,084
Common stock issued for cash                                                     5,000,000               500,000
                                                                              ------------           -----------

      Net cash provided by financing activities                                  6,291,471             3,646,711
                                                                              ------------           -----------

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
-------------------------------------------------------------------------------


                                                                                     1998                               1997
              NET (DECREASE) INCREASE IN CASH AND
               CASH EQUIVALENTS                                                   $(1,229,292)                       $1,242,586

              CASH AND CASH EQUIVALENTS, beginning of year                          1,262,633                            20,047
                                                                                  -----------                        ----------

              CASH AND CASH EQUIVALENTS, end of year                              $    33,341                        $1,262,633
                                                                                  ===========                        ==========

              SUPPLEMENTAL CASH FLOW INFORMATION -
               Cash paid for interest                                             $   364,733                        $   21,482
                                                                                  ===========                        ==========

              NONCASH FINANCING ACTIVITIES:
              Common stock issued in settlement of accounts payable               $   211,134                        $        -
                                                                                  ===========                        ==========
              Common stock issued in settlement of debt                           $ 1,506,142                        $  610,817
                                                                                  ===========                        ==========
              Convertible debentures issued with conversion discount              $   500,002                        $  481,667
                                                                                  ===========                        ==========
              Issuance of warrants in connection with debt issuance               $ 1,487,190                        $  105,130
                                                                                  ===========                        ==========
              Common stock issued in exchange for a note receivable               $ 7,300,000                       $        -
                                                                                  ===========                        ==========

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
-------------------------------------------------------------------------------


20. SELECTED QUARTERLY DATA (UNAUDITED)

                                                    1st qtr.     2nd qtr.          3rd qtr.           4th qtr.         Year ended
                                                    March 31,    June 30,        September 30,      December 31,      December 31,

              1997
              Revenues                            $  455,225   $  693,883         $1,277,473       $   506,127       $ 2,932,708
              Cost of sales                          239,476      479,481            376,270           574,919         1,670,146
              Loss from operations                   304,714      450,180            402,252         3,281,309         4,438,455
              Net loss                               307,530      452,772            639,232         3,377,340         4,776,874
              Comprehensive loss                     307,530      452,772            639,232         3,377,340         4,776,874
              Basic net loss per share            $     0.04   $     0.06         $     0.08       $      0.39       $      0.57
              Diluted net loss per share          $     0.04   $     0.06         $     0.08       $      0.39       $      0.57

              1998

              Revenues                               214,163      609,992          1,416,563        11,519,600        13,760,318
              Cost of sales                           64,792      322,172            831,990         9,238,270        10,457,224
              Loss from operations                   867,614    3,386,059          1,563,346         3,956,011         9,773,030
              Net loss                             1,230,993    3,966,181          1,937,889         4,996,826        12,131,889
              Comprehensive loss                   1,230,993    3,966,181          1,937,889         4,996,826        12,131,889
              Basic net loss per share            $     0.14   $     0.46         $     0.19       $      0.26       $      1.04
              Diluted net loss per share          $     0.14   $     0.46         $     0.19       $      0.26       $      1.04



    During the quarter ended December 31, 1998, the Company wrote-off a stock subscription receivable in the amount of $750,000 (Note 13)

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (Continued)
-------------------------------------------------------------------------------


21. SUBSEQUENT EVENTS

    El Paso Debt - In March 1999, El Paso received commitments from three financing companies to provide financing to enable El Paso to complete the build-out of its El Paso Bar-B-Que in Tulsa, Oklahoma and subject to certain other contingencies to re-open the Easyriders restaurant in Fresno, California, as an El Paso Bar-B-Que.

    Related Party Debt - On February 23, 1999, the Company borrowed $704,612 from two directors of the Company. The balance borrowed was evidenced by two notes of equal amount from each shareholder. The notes bear interest at 13% per annum and both interest and principal are due on September 23, 2002. The Notes were fully repaid through proceeds from the issuance of common stock on April 8, 1999.

    Related-Party Stock Purchases - On April 8, 1999, the Company received a commitment to purchase $1,500,000 of common stock of the Company from a director of the Company. The number of shares to be issued under the commitment is to be calculated as 75% of the average closing price of the common stock, with average closing price being defined as the average of the last recorded sale price of the common stock on the ten consecutive trading days ending on and including April 8, 1999.

    On April 8, 1999, the Company received a commitment to purchase $1,500,000 of common stock of the Company from the former sole shareholder of the Paisano Companies and a director of the Company. The number of shares to be issued under the commitment is to be calculated as 75% of the average closing price of the common stock, with average closing price being defined as the average of the last recorded sale price of the common stock on the ten consecutive trading days ending on and including April 8, 1999. As consideration for the $1,500,000 in common stock, the director will forgive interest on the $5,000,000 Contributor Subordinated Note (Note 9) of $75,000 and will reduce the principal on the Contributor Subordinated Note from $5,000,000 to $3,575,000.



                                  * * * * * *

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Newriders, Inc. and Subsidiary
Fresno, California


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Newriders, Inc. and subsidiary for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated statements of operations, stockholders' equity and cash flows. We believe that our audit of the consolidated statements of operations, stockholders' equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the consolidated results of the operations and the cash flows of Newriders, Inc. and subsidiary for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, certain errors resulting in overstatement of previously reported amounts in Property and Equipment, Deferred Charges, Common Stock and Additional Paid-in Capital as of December 31, 1996, were discovered by management of the Company during the current year. Accordingly, an adjustment has been made to the above mentioned accounts as of December 31, 1996 to correct the errors. These errors have no effect on net loss for the year ended December 31, 1996.

The accompanying consolidated statements of operations, stockholders' equity and cash flows have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses from its inception and does not have an established source of revenues sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
June 3, 1997

NEWRIDERS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

SALES                                                              $ 1,161,520

COST OF SALES                                                          532,487
                                                                   -----------

GROSS MARGIN                                                           629,033

EXPENSES:
Selling, general and administrative                                  1,520,271
Depreciation and amortization                                          129,277
                                                                   -----------

  Total expenses                                                     1,649,548
                                                                   -----------

LOSS FROM OPERATIONS                                                (1,020,515)

OTHER INCOME (EXPENSE):
Interest income                                                             36
Other income                                                             3,613
Interest expense                                                       (18,365)
Bad debt expense                                                        (1,009)
                                                                   -----------

  Total other income (expense)                                         (15,725)
                                                                   -----------

NET LOSS                                                           $(1,036,240)
                                                                   ===========

NET LOSS PER SHARE                                                 $     (0.07)
                                                                   ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       15,770,351
                                                                   ===========

See independent auditors' report and
notes to consolidated financial statements.

NEWRIDERS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                            Common stock                                       Common
                                    ---------------------------            Additional           stock
                                    Accumulated                              paid-in           paid-in          Subscription
                                      shares             Amount              capital          receivable          deficit
BALANCE, December 31, 1995           11,000,000         $11,000            $  755,756        $         -        $   (35,902)

Issuance of common stock to
  acquire New Riders Limited
  (Note 1)                            4,581,000           4,581                58,110

Common stock issued through
  private placement at $2.50
  per share                              87,000              87               217,413

Capital contributed through
  debt relief                           158,000             158               214,749

Common stock subscription for
  future goods and services             400,000             400               999,600         (1,000,000)

Common stock issued for
  services                              100,000             100               249,900

Capital contributed by
  shareholders                                                              1,496,080

Net loss for the period ended
  December 31, 1996                                                                                              (1,036,240)
                                     ----------         -------            ----------        -----------        -----------

BALANCE, December 31, 1996
  (previously reported)              16,326,000          16,326             3,991,608         (1,000,000)        (1,072,142)

Correction of errors (Note 7)          (158,000)           (158)             (420,616)
                                     ----------         -------            ----------        -----------        -----------

RESTATED BALANCE,
  December 31, 1996                  16,168,000         $16,168            $3,570,992        $(1,000,000)       $(1,072,412)
                                     ==========         =======            ==========        ===========        ===========

See independent auditors' report and
notes to consolidated financial statements.

NEWRIDERS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                                    For the
                                                                   year ended
                                                                  December 31,
                                                                      1996
                                                                 (as restated,
                                                                  see Note 7)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(1,036,240)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Common stock issued for services                                    250,000
  Depreciation and amortization                                       129,277
  Changes in operating assets and liabilities:
    Decrease in accounts receivable                                     1,009
    Increase in inventory                                            (258,222)
    Increase in deferred charges                                     (139,810)
    Increase in prepaid expenses                                       (2,035)
    Decrease in deposits                                                3,214
    Increase in accounts payable and accrued expenses                 177,428
                                                                  -----------

      Net cash used in operating activities                          (875,979)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of fixed assets                                           (567,585)
                                                                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease obligation                                 74,264
Cash contributions to capital                                       1,116,429
Common stock issued for cash                                          217,500
                                                                  -----------

      Net cash provided by financing activities                     1,408,193
                                                                  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (35,371)

CASH AND CASH EQUIVALENTS, beginning of year                           55,418
                                                                  -----------

CASH AND CASH EQUIVALENTS, end of year                            $    20,047
                                                                  ===========

See independent auditors' report and
notes to consolidated financial statements.

NEWRIDERS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1996 (Continued)
--------------------------------------------------------------------------------

                                                                    For the
                                                                   year ended
                                                                  December 31,
                                                                      1996
                                                                 (as restated,
                                                                  see Note 7)
SUPPLEMENTAL CASH FLOW INFORMATION - Cash paid for:
  Interest                                                          $ 18,365
                                                                    ========
  Income taxes                                                      $      -
                                                                    ========

NONCASH FINANCING ACTIVITIES:
Capital contributions through debt relief                           $214,907
                                                                    ========
Common stock issued for services                                    $250,000
                                                                    ========
Capital contributions of fixed assets                               $ 21,568
                                                                    ========

See independent auditors' report and
notes to consolidated financial statements.

NEWRIDERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

    Newriders, Inc. (the Company) was incorporated under the laws of the State of Nevada on July 15, 1995, as American Furniture Wholesale, Inc. The Company was originally organized to engage in activities in the furniture business. On June 28, 1996, the Company changed its name to Newriders, Inc.

    On June 28, 1996, the Company acquired all of the outstanding common stock of New Riders Limited (the subsidiary) for 13,250,000 shares of the Company's common stock. Of the common shares issued, 11,000,000 were new issues and 2,250,000 were concurrently reacquired from an existing shareholder and reissued as part of the acquisition. The acquisition of the subsidiary was recorded as a recapitalization of the subsidiary, whereby the acquired company is treated as the surviving entity for accounting purposes. The subsidiary was formed on November 8, 1994, in the State of California in the restaurant and retail motorcycle business.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Accounting Method - The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

    Net Loss Per Share - The computation of net loss per share of common stock is based on the weighted average number of common shares outstanding during each period presented.

    Provision for Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, the asset and liability method is used in calculating deferred income taxes.

    At December 31, 1996, the Company has net operating loss carryforwards of approximately $1,072,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the consolidated financial statements. Because of the Company's history of operating losses, the Company believes there is a 50% or greater likelihood the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards have been offset by a valuation allowance of the same amount. Utilization of the carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of loss carryforwards before utilization.

    Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    Principles of Consolidation - The consolidated financial statements include those of Newriders, Inc. and New Riders Limited. All significant intercompany accounts and transactions have been eliminated.

NEWRIDERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1996 (Continued)
--------------------------------------------------------------------------------

    Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.  GOING CONCERN

    The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 1996. The Company does not have an established source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to seek additional financing through offerings of its common stock and other debt and equity financing in order to expand its operations.


4.  LEASE COMMITMENTS

    Shop Lease - The Company leases its motorcycle shop facility under an operating lease. The lease agreement expires July 31, 2005, with two five-year options to renew. Lease expense for the year ended December 31, 1996, was $4,019 per month, and will continue as such until August 1, 1997, when the rent shall increase 4% per year. An additional $659 per month is due to the lessor for common area maintenance charges. These charges are redetermined every year, and include real estate taxes and liability insurance.

    Cafe Lease - The Company leases its cafe facility under an operating lease. The lease agreement expires July 31, 2015. Lease expense is $7,000 per month for the period ended December 31, 1996. This lease calls for the payment of real estate taxes, common area maintenance, and liability insurance in addition to monthly rent charges. Monthly rent will increase to $8,550 on June 1, 2000, $9,760 on June 1, 2005, and $11,145 on June 1,
    2010.

    Total rent expense for the year ended December 31, 1996, was $89,682.

    Employee Lease - The Company has entered into two agreements by which it leases its employees from a human resources company. The lease agreements have been renewed and will expire on November 1, 1997. One lease calls for the payment of a monthly administrative fee of $1,920 in addition to all wages, medical, and workers' compensation coverage, 401K plan, applicable payroll taxes, and other administration costs. A second agreement calls for a monthly fee of $160 in addition to those other costs previously listed.

NEWRIDERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1996 (Continued)
--------------------------------------------------------------------------------

    Capital Lease Obligation - In January 1996, the Company entered into an agreement to lease computer hardware and software having a cost of $74,264 to be used in its Fresno, California cafe. The term of the lease is 36 months and calls for monthly payments of $2,695. This is a capital lease with the cost of the assets capitalized as property and equipment (see Note
    3) and the related liability reflected as an obligation under capital lease in the accompanying consolidated financial statements. Maturities of the obligation under capital lease are as follows: 1997 $27,723, 1998 $28,911, 1999 $2,655.


5.  COMMON STOCK SUBSCRIPTION

    In November 1996, the Company entered into an agreement with a barter service to issue 400,000 shares of common stock in exchange for $1,000,000 of barter advertising and other services and merchandise. As of December 31, 1996, the Company had not utilized any of the barter services or merchandise. This amount has been reflected as a reduction of stockholders' equity in the accompanying consolidated financial statements.


6.  SUBSEQUENT EVENTS

    In May 1997, the Company opened a new cafe location in Myrtle Beach, South Carolina, with the intention of opening a motorcycle retail and repair facility at the same location in the near future. The Company has entered into a ten-year lease agreement in conjunction with those new facilities and has also acquired and leased certain operating equipment used at this new location. The Company has invested approximately $1,000,000 in this operation financed primarily by additional shareholder capital contributions including $500,000 advanced from unrelated parties, which will be converted to debt or equity financing as yet to be determined.


7.  CORRECTION OF ERRORS

    Certain errors, resulting in an overstatement of previously reported assets and equity, were discovered during the current year. Correction of these errors had no effect on previously reported net loss for the year ended December 31, 1996.

    The following schedule details the nature and amount of each error:

       Overstatement of fixed assets                     $(350,774)
       Overstatement of deferred charges                   (70,000)
       Overstatement of common stock                           158
       Overstatement of additional paid-in capital         420,616
                                                         ---------

         Net change                                      $       -
                                                         =========