Form 10-K/A
period 1998-12-31
EASYRIDERS INC
filed 1999-04-29
CIK 1065253

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                               ________________

                                  FORM 10-K/A

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

                               EASYRIDERS, INC.
                               ----------------
            (Exact name of registrant as specified in its charter)

                  Delaware                                            33-0811505
--------------------------------------------             ---------------------------------------
                 33-0811505                                (I.R.S. Employer Identification No.)
      (State or other jurisdiction of
       incorporation or organization)
                                                                          91301
             28210 Dorothy Drive                         ----------------------------------------
          Agoura Hills, California                                      (Zip Code)
--------------------------------------------
  (Address of principal executive office)

Registrant's telephone number, including area code:          (818) 889-8740
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on April 16, 1999, was $11,120,694. There were 23,308,685 shares of Common Stock outstanding as of April 16, 1999.

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

                                   DIRECTORS

     Mr. John E. Martin, age 54, has been Chairman of the Easyriders Inc. ("Easyriders" or the "Company") Board of Directors since June 1998 and was the Chairman of the Newriders, Inc. ("Newriders") Board of Directors from July 1997 until September 1998. He served as Chief Executive Officer of Newriders from July 1997 until October 1997. From October 1996 until June 1997, Mr. Martin was Chairman and Chief Executive officer of PepsiCo. Casual Dining International, a division of PepsiCo. In October 1995, Mr. Martin became Chairman of Taco Bell Corp. where he also served as Chief Executive Officer from August 1983 until his departure in October 1996. Mr. Martin is a member of the Educational Foundation of the National Restaurant Association's Board of Trustees, and is a founding member of the Chief Executive Round Table at the University of California, Irvine. Mr. Martin is a director of The Good Guys, Inc., Williams-Sonoma, Inc., Franchise Mortgage Acceptance Company, LLC ("FMAC") and Chevy's Mexican Restaurants, Inc.

     Mr. William E. Prather, age 51, has been the President and Chief Executive Officer of Easyriders since September 1998 and was the President and Chief Executive Officer of Newriders from October 1997 until September 1998. Mr. Prather has served as a director of Easyriders since June 1998. Mr. Prather is the founder and President of M & B Restaurants, L.C. and was the Chief Executive Officer of Furr's Bishop's Cafeteria, Inc. from February 1992 to October 1994. Mr. Prather has served as Chief Executive officer of Hardee's and has been employed by Burger King in various capacities including Regional Manager, Head of European Operations and Executive Vice President of Worldwide Operations.

     Mr. Wayne L. "Buz" Knyal, age 52, has served as a director of Easyriders since September 1998 and was a director of Newriders from August 1997 until September 1998. Mr. Knyal has been the President, Chief Executive Officer and a Director of FMAC since its inception in June 1995. Prior to founding FMAC's predecessor in 1991, Mr. Knyal founded and owned CBI Insurance Services, Inc. and concurrently served as President of CBI Mortgage Company, a residential mortgage banker.

     Mr. Daniel J. Gallery, age 44, has served as a director of Easyriders since September 1998 and was a director of Newriders from August 1997 until September 1998. Mr. Gallery is a co-founder of Carts of Colorado, Inc., which is engaged in mobile and modular merchandising and the utilization of non-traditional locations for food service operations, including airports, stadiums and arenas, convenience stores, and golf courses. Mr. Gallery continues as Executive Vice President for Carts of Colorado, Inc., a position he has held for a period of more than five years. He is a member of the Board of Directors of Cohabaco Cigar Company, a private venture engaged in cigar marketing, Monterey Pasta Company, a pasta manufacturing company, and the National Association of Concessionaires.

     Mr. Joseph Teresi, age 58, has served as a director of Easyriders since September 1998. He founded Paisano Publications, Inc ("Paisano Publications") in 1970 and since 1986 has been the sole shareholder of Paisano Publications. He has served as Chairman of the Board of Directors of Paisano Publications and certain other companies affiliated with Paisano Publications (the "Paisano Companies") for more than the past five years.

     Ms. Ellen Meagher, age 45, has served as a director of Easyriders since September 1998 and is a director of Paisano Publications. Ms. Meagher joined Paisano Publications in 1986 and has held positions as Controller, Treasurer, Chief Financial Officer and Chief Operating Officer. Ms. Meagher is also Secretary and Director of Easyriders Franchising and President of Easyriders of Columbus.

     Mr. Robert Davis, age 51, has served as a director of Easyriders since September 1998 and is currently the Vice President of Finance of Paisano Publications. Mr. Davis has been with Paisano Publications since January, 1993. Mr. Davis is also Treasurer and Director of Easyriders Franchising and Treasurer of Easyriders of Columbus.

     Mr. Joseph J. Jacobs, age 74, has served as a director of Easyriders since September 1998 and has been an independent legal counsel on merger and acquisition matters for the Paisano Companies since 1992. Mr. Jacobs has served as General Counsel of Graphic Scanning Corp. and Ram/BSE LP and has served in various legal positions with American Broadcasting Company, Metromedia, Inc., United Artists Broadcasting, ITT Corporation's Communications Operations Group, ITT World Communications, Inc. and United States Transmission Systems, Inc.

                               EXECUTIVE OFFICERS

     The executive officers of the Company are its senior elected officers and serve for terms of office determined by the Board. Biographical summaries of the business experience of Mr. Martin, Chairman of the Board and Mr. Prather, President and Chief Executive Officer, are included above. The name, age, and biographical information with respect to the other executive officer are as follows:

     J. Robert Fabregas, Executive Vice President, Chief Financial Officer and Secretary, age 53, was appointed the Executive Vice President, Chief Financial Officer and Secretary of the Company in January 1999. Mr. Fabregas was the President of Stonepine Holdings, Limited from June 1988 to December 1998. Mr. Fabregas served as a director of Numex Corporation from March 1998 through December 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no forms were required for those persons, the Company believes that, during fiscal 1998, Joseph Teresi, William Prather and Ellen Meagher, directors of the Company, failed to file on a timely basis one report covering the purchase of 100 shares of Common Stock each on September 24, 1998.

Item 11.  Executive Compensation
          ----------------------

                            EXECUTIVE COMPENSATION

     The following table summarizes all compensation for services to the Company and its subsidiaries for the fiscal years ended December 31, 1998, 1997 and 1996 earned by or awarded or paid to the persons who were the chief executive officer and the other officers of the Company whose compensation exceeded $100,000 during 1998 (the "Named Officers").

                          SUMMARY COMPENSATION TABLE

                                                                                       Long Term Compensation
                                                                                -----------------
                                                    Annual Compensation               Annuals
                                                                                -----------------
                                                                                     Securities
                                                                                     Underlying
                                                                                      Options/          All Other
            Name                                                                      SARs (#)         Compensation
    and Principal Position              Year     Salary ($)      Bonus ($)                                  ($)
---------------------------------------------------------------------------------------------------------------------------
John E. Martin,                         1998   $222,917 /1/     $212,143 /7/          --                 --
Chairman of the Board
of Directors                            1997   $114,583 /1/       --                  2,000,000 /5/     $ 75,000 /6/

                                        1996    --                --                  --                 --
---------------------------------------------------------------------------------------------------------------------------
William E. Prather,                     1998   $200,000 /2/       --                  --                 --
President, Chief Executive Officer
and Director                            1997   $ 41,667 /2/       --                    750,000 /5/      --

                                        1996    --                --                  --                 --
---------------------------------------------------------------------------------------------------------------------------
William R. Nordstrom, Executive         1998   $150,000 /3/       --                  --                $616,000 /4/
Vice President of Finance and
Administration                          1997   $ 62,500 /3/       --                  --                 --

                                        1996    --                --                  --                 --
---------------------------------------------------------------------------------------------------------------------------

/1/ In July 1997, Mr. Martin became Chairman of the Board of Directors of Newriders and the interim Chief Executive Officer (a position he held until October 1997) at an annual base salary of $250,000. Mr. Martin's salary for 1997 accrued during the year, and was paid in January 1998. Mr. Martin agreed to a reduction of his salary to $150,000 per year which became effective on September 23, 1998.

/2/ In October 1997, Mr. Prather became the President and Chief Executive Officer of Newriders at an annual base salary of $200,000. Mr. Prather's salary for 1997 accrued during the year, and was paid in January 1998.

/3/ In August 1997, Mr. Nordstrom became the Executive Vice President of Finance and Administration of Newriders at an annual base salary of $150,000. Mr. Nordstrom's salary for 1997 accrued during the year, and was paid in January 1998.

/4/ In September 1998, the Company issued Mr. Nordstrom 200,000 shares of Easyriders, Inc. Common Stock as compensation for services performed related to the acquisitions of Paisano Publications and M & B Restaurants, L.C. The fair value of the stock was $616,000 at the time of issuance.

/5/ These options held by Messrs. Martin and Prather were relinquished on September 23, 1998.

/6/ Fair market value of 50,000 shares of Newriders Common Stock at the time of issuance.

/7/ Annual Incentive Award for 1998 under the Company's 1998 Executive Incentive Compensation Plan. See "Long Term Incentive Awards" below.

                             DIRECTOR COMPENSATION

     The Company's directors do not receive any compensation for service on the Company's Board of Directors or any committee thereof but are reimbursed for expenses incurred in connection with attending meetings of the Company's Board of Directors and any committee thereof. John Martin has been separately compensated for his services as a director with 25,000 shares of Common Stock.

                        LONG TERM INCENTIVE PLAN AWARDS

     The following table and related footnotes set forth certain information for the year ended December 31, 1998 concerning the grant of bonuses to John Martin, the Chairman of the Board, under the Company's 1998 Executive Incentive Compensation Plan.


                                         Performance or
                          Number of       Other Period
                        Shares, Units         Until
                          or Other        Maturation or    Estimated Future Payouts under Non-Stock Price-
         Name             Rights (#)         Payout                         Based Plans
                                                         ----------------------------------------------------
                                                            Threshold          Target            Maximum
                                                             ($ or #)         ($ or #)           ($ or #)
                                                        ----------------------------------------------------
John E. Martin /1/           N/A             1/1/99 -          $0          $ 4,976,071 /3/     $ 4,976,071 /3/
                                             9/23/03
John E. Martin /2/           N/A            9/23/98 -          $0          $13,000,000         $13,000,000
                                             9/23/03

/1/ Mr. Martin has the ability to earn annual cash bonuses under the Company's 1998 Executive Incentive Compensation Plan (the "Annual Incentive Awards"), if the Company achieves specified EBITDA Targets. The amount of the Annual Incentive Award is equal to (1) the total amount of interest that Mr. Martin is obligated to pay in cash to the Company for such year on two promissory notes in the total amount of $7,300,000 (the "Martin Notes"), multiplied by (2) a fraction, the numerator of which is one and the denominator of which is one minus the highest marginal rate for federal, state and local income taxes applicable to Mr. Martin in the year that the bonus is paid. For the 1999 calendar year the EBITDA Target is 125% of EBITDA for the 1998 calendar year. For each subsequent calendar year, the EBITDA Target is 125% of the average EBITDA for the two calendar years immediately prior to such calendar year.

/2/ Mr. Martin also has the ability to earn a one-time bonus under the Company's 1998 Executive Incentive Compensation Plan equal to (1) the amount of principal and accrued interest then remaining on the Martin Notes, multiplied by (2) a fraction, the numerator of which is one and the denominator of which is one minus the highest marginal rate for federal, state and local income taxes applicable to Martin in the year the bonus is paid, up to a maximum of $13,000,000, if and when Paisano Publications repays in full (a) all amounts due pursuant to the Credit Agreement, and
      (b) the Contributor Notes (as defined below under "Certain Relationships and Related Transactions"), provided the Company has achieved certain predetermined levels of earnings during the prior year (generally, for 1999, positive EBITDA during 1998; and for each year thereafter, at least 80% of the Annual EBITDA Target for the prior year or for each of the second and third years preceding such year).

/3/ Assumes that no principal payments will be made during the term of the Martin Notes, and a blended tax rate of 44%. Based on these assumptions, the potential annual cash bonuses would be $813,214, $945,357, $1,072,500, $1,202,143 and $942,857 for the years 1999 to 2003, respectively.

                             EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with John Martin dated July 2, 1997, which provides that Mr. Martin will serve as Chairman of the Board for an initial term of 3 years. Mr. Martin is entitled to a base salary of $150,000, plus an office reimbursement expense allowance of $84,000 per year in addition to reimbursement of specific business expenses reasonably incurred on behalf of Easyriders.

     The Company entered into an employment agreement with William Prather dated as of September 23, 1998, which provides that he will serve as President and Chief Executive Officer of the Company for an initial term of 5 years, such term of employment to continue thereafter unless and until terminated by either party upon no less than sixty days written notice. Mr. Prather is entitled to an annual salary of $200,000, subject to an annual review, plus a discretionary incentive bonus on a yearly basis to be determined in the sole discretion of the Company's Board of Directors. In addition, Mr. Prather shall be entitled to receive certain other benefits, including four weeks of vacation, participation in the Company's stock option plan, profit sharing plans, annual physical examinations, dental and medical plans, personal catastrophe and disability insurance, financial planning, retirement plans and supplementary executive retirement plans, if any. The Company shall at its expense procure and keep in effect a $1,000,000 term life insurance policy payable to Mr. Prather's beneficiaries.

     The Company entered into an employment agreement with William Nordstrom dated August 22, 1997, which provides that he will serve as Executive Vice President of Finance and Administration until thirty days notice given by either party. Mr. Nordstrom's annual salary is $150,000. Mr. Nordstrom's employment agreement provides Mr. Nordstrom the same benefits package as made available to other executive officers. Mr. Nordstrom no longer serves as Executive Vice President of Finance and Administration.

                    REPORT OF THE COMPENSATION COMMITTEE OF
            THE BOARD OF DIRECTORS REGARDING EXECUTIVE COMPENSATION

     The Compensation Committee (the "Compensation Committee") of the Board of Directors reviews and recommends to the Board of Directors matters relating to the compensation of the Company's executive officers. The Compensation Committee is comprised of three outside directors, none of whom is an employee or former employee of the Company.

                            Compensation Philosophy

     The Company's executive compensation philosophy has the following objectives:

     (1) To provide a total compensation opportunity that is consistent with competitive practices, enabling the Company to attract and retain qualified executives;

     (2) To create a direct link between the compensation payable to each executive officer and the financial performance both of the Company generally and of the specific business unit or units for which the executive is responsible; and

     (3) To create a common interest between executive officers and the Company's stockholders through the use of stock options and other stock awards that link a portion of each executive officer's compensation opportunity directly to the value of the Company's common stock.

Base Salary

     The base salaries for each of the Named Officers and most of the Company's other executive officers for 1998 were established prior to the Reorganization pursuant to the terms of each executive's respective employment arrangements with Newriders. The Compensation Committee was established after the Reorganization and therefore did not review any of such employment agreements prior to the time they were entered into by Newriders and such executives. The Compensation Committee will make recommendations to the Board with respect to the base salary of executives whose employment with the Company or a subsidiary thereof begins after the Reorganization and, as to executives whose employment with the Company or a subsidiary thereof began prior to the Reorganization, with respect to the base salary of such executives pursuant to any new employment arrangement entered into after the Reorganization, in each case by comparison to competitive market levels for the executive's job function. At the Company's current performance level, base salaries will generally be targeted at the low to middle end of the range of comparable companies in the magazine publishing business. However, if performance improves, the Compensation Committee may seek to target base salaries at the middle to high end of such range. Salaries will be reviewed at regular intervals, approximately annually, depending on job classification and competitive market levels.

Annual Bonus

     Under the terms of their respective employment agreements, most executive officers are entitled to a discretionary bonus based upon the Compensation Committee's recommendation and the full Board's approval. Except for the bonus paid to John Martin as set forth under "Summary Compensation Table", no bonuses were paid to any executive officers with respect to the fiscal year ended December 31, 1998. In order to tie compensation to performance, future bonuses are likely to be based upon EBITDA and earnings per share targets recommended by the Compensation Committee and approved by the Board of Directors.

     At the time of the consummation of the Reorganization, the stockholders of the Company and the Compensation Committee and the Board of Directors approved an Annual Incentive Award/Long-Term Incentive Performance Award to John Martin under the Company's 1998 Executive Incentive Compensation Plan (the "Plan"), the terms of which Award are described under "Long Term Incentive Awards".

Equity Incentives

     The Plan, which was approved by the Company's stockholders in September of 1998, is administered by the Compsenation Committee and its stated purpose is to secure for the Company the benefits arising from capital stock ownership and the receipt of capital stock-based incentives by those employees, directors, officers and consultants of the Company who will be responsible for the Company's future growth and continued success. Under the Plan, equity incentives, primarily in the form of grants to executives of stock options, will be considered in order to tie compensation of executives to performance by the Company.

                    Compensation of Chief Executive Officer

     Mr. Prather's base salary of $200,000 for 1998 was established pursuant to an employment agreement with Newriders that was the result of bilateral negotiations between Mr. Prather and Newriders. No specific formula was used in determining or agreeing to Mr. Prather's compensation at the time his employment agreement was entered into. Mr. Prather's employment agreement provides for a discretionary incentive bonus on a yearly basis to be determined in the sole discretion of the Company's Board of Directors. Mr. Prather was not awarded a bonus in 1998.

                    Policy as to Section 162(m) of the Code

     Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies a publicly traded company a Federal income tax deduction for compensation in excess of $1 million paid to certain of its executive officers unless the amount of such excess is payable based solely upon the attainment of objective performance criteria. The Company has undertaken to qualify substantial components of the incentive compensation it makes available to its executive officers for the performance exception to nondeductibility. However, in appropriate circumstances, such as the hiring of a new executive officer, it may be necessary or appropriate to pay compensation or make incentive awards that do not meet the performance based exception and therefore may not be deductible by reason of Section 162(m).

     The foregoing report has been approved by all members of the Compensation Committee.

                              Wayne L.  Knyal, Chairman
                              Daniel J. Gallery
                              Joseph J. Jacobs

                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

     Wayne L. Knyal, Daniel J. Gallery and Joseph J. Jacobs serve as the members of the Compensation Committee of the Company's Board of Directors, and Mr. Knyal is the Chairman of the Compensation Committee. None of such persons is an officer, employee, or former officer or employee, of the Company or any of its subsidiaries. Except as set forth in the paragraph below, no interlocking relationship exists between the members of the Company's Board of Directors or Compensation Committee and the board of director's or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

     On January 13, 1998, Newriders entered into a letter agreement engaging Imperial Capital, LLC ("Imperial Capital") to act as exclusive financial advisor and placement agent with respect to the Reorganization. For its services, Imperial Capital received cash compensation of approximately $1,485,000 plus additional warrants. Franchise Mortgage Acceptance Company ("FMAC") received 10% of the cash compensation to be paid to Imperial Capital under a finder's arrangement. Mr. Knyal is the Chairman and Chief Executive Officer of FMAC, and indirectly owns approximately 19% of the equity interests of FMAC. Imperial Credit owns approximately 60% of the equity interests of Imperial Capital and approximately 38% of the equity interests of FMAC.

                            STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative total return on the Newriders Common Stock and the Easyriders Common Stock from the date on which Newriders Common Stock began trading on the OTC Bulletin Board (July 23, 1996) through September 23, 1998 and then the date the Easyriders Common Stock began trading on the American Stock Exchange (September 24, 1998) through December 31, 1998, with the Broad Market American Stock Exchange Index (the "AMEX Market Index") and Media General Industry Group Index for publishing and periodicals (the "Peer Group Index"). The cumulative total return assumes that $100 was invested in each of the Newriders Common Stock/Easyriders Common Stock and the AMEX Market Index and Peer Group Index on July 23, 1996 (the date the Newriders' stock began trading on the OTC Bulletin Board) and also assumes the reinvestment of any dividends. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


Company Name/Index               7/23/96     12/31/96     12/31/97     12/31/98
--------------------------------------------------------------------------------
Easyriders, Inc.                     100        32.61        52.17        30.43
AMEX Market Index                    100       107.36       129.19       127.44
Peer Group Index                     100       103.17       136.83       119.86

Item 12.  Security Ownership of Certain Beneficial Ownership and Management
          -----------------------------------------------------------------

     The following table sets forth information as of April 16, 1999, regarding the beneficial ownership of Common Stock by (1) each stockholder known by the Company to be the beneficial owner of more than 5% of the Common Stock; (2) by each Director of the Company; (3) by each Named Officer; and (4) by all executive officers and directors of the Company as a group. Except as indicated in the footnotes hereto, each person named in the table has (or could have upon exercise of an option vested or vesting within 60 days after April 16, 1999) sole voting and investment power (or such power together with any spouse of such person, if they are joint tenants) with respect to securities beneficially owned by such person as set forth opposite such person's name.

               Common Stock Beneficially Owned On April 16, 1999

                                       Amount and Nature     Percentage of
                                         of Beneficial        Outstanding
                                         Ownership of       Common Stock of
Name of Beneficial Owner               Easyriders /(1)/    Easyriders /(1)/
------------------------               -----------------   -----------------
Directors
John E. Martin /(2)/ /(7)/..........       6,542,447               27.3%
Wayne L. Knyal /(3)/................         238,027                0.2%
Daniel J. Gallery /(4)/.............          37,500                1.0%
Joseph Teresi.......................       8,391,557               35.0%
Ellen Meagher /(5)/.................         125,600                0.5%
Robert Davis /(6)/..................           5,000                0.0%
Joseph J. Jacobs /(6)/..............           6,000                0.0%

Executive Officers
William E. Prather..................       1,000,100                4.2%
William R. Nordstrom/(7)/...........         296,450                1.2%

All Executive Officers and
     Directors of Easyriders as a
     group (9 persons)..............      16,642,681               69.3%

     Unless otherwise indicated, the address of each beneficial owner listed above is c/o Easyriders, Inc., 28210 Dorothy Drive, Agoura Hills, California 91301.

/1./ Assumes that the shares of Newriders common stock held in the name of Rick Pierce are returned and canceled (See "Certain Transactions With Related Parties")

/2./ Easyriders shares for Mr. Martin include 96,150 shares held through the John E. Martin Revocable Trust dated June 16, 1992, of which Mr. Martin is trustee and beneficiary.

/3./ Mr. Knyal holds an option to purchase up to 15,000 shares of Common Stock at $5.00 per share and warrants to purchase up to 12,500 shares of Common Stock at $5.96 per share.

/4./ Mr. Gallery holds an option to purchase up to 15,000 shares of Common Stock at $5.00 per share. The Easyriders share total for Mr. Gallery also includes 17,500 shares held of record by G3 Holdings, LLC, a limited liability company in which Mr. Gallery, his brother and his sister are co-managers and owners .

/5./ Ms. Meagher holds an option to purchase up to 125,000 shares of Common Stock at $5.00 per share.

/6./ Messrs. Davis and Jacobs each hold options to purchase up to 5,000 shares at $5.00 per share.

/7./ Easyriders share total for Mr. Martin and Mr. Nordstrom does not include warrants to purchase up to 125,000 shares of Common Stock at $8.00 per share which expired on April 21, 1999.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Four of the largest shareholders of Newriders agreed to return to Newriders an aggregate of 6,156,480 shares of Newriders common stock to be canceled. A total of 4,848,480 of these shares were delivered to Newriders for cancellation. One of the four shareholders failed to deliver 1,308,000 of the Newriders shares to be canceled, of which 464,000 Newriders shares are beneficially owned by another individual, who had consented to their cancellation. Easyriders is continuing to pursue the cancellation of these shares and has issued stop transfer instructions concerning the 1,308,000 shares, which is equivalent to 654,000 shares of Easyriders, Inc. common Stock. On September 23, 1998, a petition for an involuntary bankruptcy proceeding under Chapter 11 of the U.S. Bankruptcy Code involving the holder of these shares was filed. The Company, through its subsidiary, Newriders, intends to pursue this claim for cancellation of the 1,308,000 Newriders shares in the bankruptcy proceeding involving the shareholder.

     On July 22, 1998, the Company sold its Myrtle Beach Restaurant to Leon Hatcher, a stockholder of the Company for $ 100,000. As a result of this sale, the Company recorded a loss during the three months ended June 30, 1998 of $467,774, primarily related to the write-down to net realizable value of leasehold improvements and store fixtures. During the three months ended September 30, 1998, the Company renegotiated the Myrtle Beach purchase agreement, thereby resulting in an additional loss on the sale of the Myrtle Beach Restaurant of $631,986.

     On September 23, 1998, John Martin, William Prather and his wife, Marna Prather, who together owned all of the outstanding membership interests of El Paso, received a total of 2,000,000 shares of Common Stock in exchange for all of the outstanding membership interests of El Paso.

     On September 23, 1998, John Martin purchased 4,036,797 shares of Common Stock, for a purchase price of $12,300,000, which he paid $5,000,000 in cash and the balance by delivery of two promissory notes. One note is in the amount of $5,000,000, has a term of five years, may be extended by Mr. Martin for an additional period of five years and bears interest at an annual rate between six and ten percent. The other note is in the amount of $2,300,000, has a term of five years and may be extended by Mr. Martin for an additional five years and bears interest at an annual rate between six and ten percent (the "Martin Notes").

     On September 23, 1998, Joseph Teresi received total consideration in the amount of $48,000,000, consisting of 6,493,507 shares of Common Stock and promissory notes aggregating $28,000,000 consisting of a promissory note of Easyriders Sub II in the principal amount of $15,000,000 which was repaid upon consummation of the Reorganization, and other promissory notes in the amount of $13,000,000 (the "Contributor Notes") in exchange for all of the issued and outstanding shares of Paisano Publications Inc. ("Paisano Publications") and certain affiliated subsidiaries (the "Paisano Companies"). Mr. Teresi also received a dividend of $7,000,000 from Paisano Publications, which was funded by a loan in that amount to Paisano Publications. Mr. Teresi also has the right to recommend that certain employees or consultants of the Paisano Companies receive options to purchase an aggregate of 300,000 shares of Common Stock exercisable at $5.00 per share.

     The Company and its subsidiaries lease from Joseph Teresi, at below market rates, the real estate located at 29210 Dorothy Drive and 28216 Dorothy Drive, Agoura Hills, California, 605 Main Street, Daytona Beach, Florida and 611 Broad Street, Columbus, Ohio. All such leases are triple net leases with CPI adjustments for a five year period with renewal options for additional five year periods.

     On April 8, 1999, in order to alleviate a cashflow shortage at Easyriders resulting from restrictions under the Credit Agreement on the distribution of funds from the Paisano Companies to Easyriders, the Company raised additional capital by selling shares of its Common Stock to John Martin and Joseph Teresi for $1,500,000 each. The shares were sold to Messrs. Martin and Teresi at a 25% discount from market price, market price being determined as the average daily closing price of the Common Stock on the American Stock Exchange over a certain number of consecutive trading days ending on and including April 8, 1999. Each of Messrs. Martin and Teresi received 1,397,950 shares of Easyriders Common Stock as a result of such purchases. Mr. Martin paid cash for his shares, and Mr. Teresi paid for his shares by forgiving $75,000 of interest and $1,425,000 of principal owed to him by the Company. As a result of such sales, the total number of shares of Easyriders Common Stock owned by Mr. Martin increased from 5,269,497 immediately before such sales to 6,667,447 (27.8% of the outstanding number of shares of Easyriders Common Stock on a fully diluted basis, assuming the shares held in the name of Rick

Pierce are returned and canceled) immediately after such sales, and the total number of shares of Easyriders Common Stock owned by Mr. Teresi increased from 6,993,507 immediately before such sales to 8,391,557 (35.3% of the outstanding number of shares of Easyriders Common Stock on a fully diluted basis, assuming the shares held in the name of Rick Pierce are returned and canceled) immediately after such sales. $718,163 of the cash paid by Mr. Martin for his shares was used to repay the principal of and accrued interest on amounts borrowed by the Company from Messrs. Martin and Teresi (the "Bridge Note Proceeds") on February 23, 1999, which Bridge Note Proceeds were used to make a $500,000 prepayment on the Company's Senior Secured Debt with Nomura Holding America Inc. and for working capital at the Paisano Companies and Easyriders. The remainder of the cash paid by Mr. Martin for his shares will be used by the Company for working capital purposes. The sale of Easyriders Common Stock to Messrs. Martin and Teresi was unanimously approved by the members of the Board of Directors (other than Messrs. Martin and Teresi) after extensive consideration of the circumstances, including but not limited to, the cash needs of the Company and the absence of any viable alternative funding sources. The Board of Directors also received and relied upon, a written opinion of Imperial Capital that the $1,500,000 cash paid by Mr. Martin for his shares and the $1,500,000 forgiveness of interest and principal given by Mr. Teresi in exchange for his shares are fair to the Company's stockholders from a financial point of view.

     In accordance with the agreement pursuant to which the Company acquired the Paisano Companies from Joseph Teresi, a post-closing adjustment was to be made based upon the amount by which working capital of the Paisano Companies as of the closing of the acquisition exceeded or was less than $4,537,000. Based upon a closing date balance sheet prepared by the Company, the Company determined that the working capital of the Paisano Companies as of the closing was less than $4,537,000. Mr. Teresi disputed that determination. After protracted negotiations, the Board of Directors of the Company agreed on March 19,1999 to accept a payable from Mr. Teresi (the "Teresi Payable") in the amount of $398,085 in satisfaction of the working capital adjustment. The Teresi Payable does not bear interest and, subject to prior payment in the circumstances described below, is due when the entire principal and interest on the $13,000,000 of promissory notes issued by the Company to Mr. Teresi as partial consideration for the acquisition of the Paisano Companies has been paid in full. Certain aged receivables of the Company which have been fully reserved by the Company have been identified (the "Receivables") and to the extent collections are received on the Receivables, a percentage of such collections will be credited against the Teresi Payable. In addition, if the Company determines that the amount of a pension accrual with respect to pre-Reorganization operations of the Paisano Companies should be decreased, the Teresi Payable will be reduced by the amount of such decrease. Furthermore, to the extent that certain fully reserved inventory of the Company is sold or used by the Company for promotional purposes, the Teresi Payable will be reduced by the amount of sale proceeds or value assigned by the Company to such promotional use. Also, if the Company receives a refund of any portion of a specified foreign tax payable by the Company, the Teresi Payable will be reduced by the amount of such refund. From and after the time the Teresi Payable has been reduced to zero, Mr. Teresi will be entitled to receive (in cash, or if any of the Nomura Indebtedness is outstanding, in the form of a non-interest bearing receivable from the Company) the applicable percentage of collections on the Receivables and all amounts, if any, attributable to a reduction in such pension accrual and the sale or promotional use of such inventory.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 1999                          EASYRIDERS, INC.
                                              ----------------
                                              (Registrant)

                                              By:/s/ J. Robert Fabregas
                                                 ----------------------
                                                 J. Robert Fabregas
                                                 Chief Financial Officer and
                                                 Executive Vice President