Form 10-Q
period 1999-03-31
EASYRIDERS INC
filed 1999-05-14
CIK 1065253

===============================================================================
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the quarterly report ended March 31, 1999      Commission File No. 001-14509

                               EASYRIDERS, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                              33-0811505
(State or other jurisdiction of                            (I.R.S.  Employer
incorporation or organization)                           Identification Number)

              28210 Dorothy Drive, Agoura Hills, California 91301
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (818) 889-8740

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

Yes  X    No
    ---     ----

  There were 23,308,685 shares of outstanding Common Stock of the Registrant as of May 10, 1999.

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                       March 31,     December 31,
                                                                          1999            1998
                                                                      ----------------------------
                                                                      (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                              $   561,522     $   278,035
Restricted cash                                                                            313,640
Accounts receivable, less allowance for
 doubtful accounts of $453,890 (1999)
 and $395,681 (1998)                                                     3,426,019       2,874,779
Inventories                                                              3,803,944       3,975,443
Prepaid publication costs                                                  782,652         629,375
Prepaid expenses and other                                               1,265,464         875,846
Receivable from shareholder                                                404,016         398,085
                                                                       -----------     -----------

    Total current assets                                                10,243,617       9,345,203

PROPERTY AND EQUIPMENT, net                                              3,789,006       3,718,067

GOODWILL, net of accumulated
 amortization of $1,168,683 (1999)
 and $612,739 (1998)                                                    62,148,754      62,704,698

TRADEMARK, net of accumulated
 amortization of $56,904 (1999)
 and $36,538 (1998)                                                        774,832         809,409

OTHER ASSETS                                                               575,147         560,245
                                                                       -----------     -----------

                                                                       $77,531,356     $77,137,622
                                                                       ===========     ===========


          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)



                                             March 31,     December 31,
                                               1999            1998
                                           -----------------------------
                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                           $  4,877,971    $  4,086,773
Accrued payroll and payroll related
 expenses                                       426,308         589,861
Other current liabilities                     2,118,517       1,659,631
Income taxes payable                                  0           7,034
Current portion of deferred
 subscription and advertising income          3,775,398       3,348,420
Current portion of note payable to
 stockholder                                    704,612
Current portion of long-term debt               511,596         558,748
                                           ------------    ------------

    Total current liabilities                12,414,402      10,250,467
                                           ------------    ------------

CONVERTIBLE DEBENTURES, net, including
 related party debentures of $1,000,000
 (1999 and 1998)                              1,316,667       1,316,667

NOTE PAYABLE TO STOCKHOLDER                  13,000,000      13,000,000

LONG-TERM DEBT, net of current portion
 and debt discount, including related
 party indebtedness of $852,532 (1999)
 and $895,304 (1998).                        22,227,724      22,713,670

OTHER LONG TERM LIABILITIES, including
 deferred subscription revenues in
 $1,166,992 (1999) and $549,838 (1998)        1,356,002         799,838

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per
 share; 10,000,000 shares authorized,
 none outstanding
Common stock, par value $.001 per share;
 50,000,000 shares authorized, 19,295,375
 (1999 and 1998) outstanding                     19,295          19,295
Additional paid in capital                   54,318,590      54,318,590
Receivable from the sale of stock            (7,300,000)     (7,300,000)
Accumulated deficit                         (19,821,324)    (17,980,905)
                                           ------------    ------------

    Total stockholders' equity               27,216,561      29,056,980
                                           ------------    ------------

                                           $ 77,531,356    $ 77,137,622
                                           ============    ============

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                          For the Three Months Ended
                                                                   March 31,
                                                             1999            1998
                                                         ----------------------------
                                                                  (unaudited)
SALES                                                     $11,031,712     $   214,163

COST OF SALES                                               8,020,868          64,792
                                                          -----------     -----------

GROSS MARGIN                                                3,010,844         149,371

EXPENSES:
Selling, general, and administrative                        3,336,417         951,587
Depreciation and amortization                                 769,149          63,323
                                                          -----------     -----------

  Total expenses                                            4,105,566       1,014,910
                                                          -----------     -----------

LOSS FROM OPERATIONS                                       (1,094,722)       (865,539)

OTHER INCOME                                                  167,372

INTEREST EXPENSE                                             (910,994)       (363,379)
                                                          -----------     -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                     (1,838,344)     (1,228,918)

PROVISION FOR INCOME TAXES                                      2,075           2,075
                                                          -----------     -----------

NET LOSS                                                  $(1,840,419)    $(1,230,993)
                                                          ===========     ===========

COMPREHENSIVE LOSS                                        $(1,840,419)    $(1,230,993)
                                                          ===========     ===========

NET LOSS PER SHARE - BASIC AND DILUTED                         $(0.10)         $(0.14)
                                                          ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING - BASIC AND DILUTED                         19,295,375       8,628,407
                                                          ===========     ===========

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                       1999            1998
                                                                                   --------------------------
                                                                                           (unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss                                                                            $(1,840,419)    $(1,230,993)
Adjustments to reconcile net loss to
  net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                                         769,149          63,323
  Loss on sale of fixed assets                                                           25,357
  Amortization of debt issuance costs                                                    78,694         305,864
  Increase (decrease) in cash resulting from changes in
    operating accounts, net of acquisitions:
    Current assets                                                                     (614,928)        (65,175)
    Other assets                                                                        (14,902)         (4,993)
    Current liabilities                                                               1,506,476        (432,904)
    Other long-term liabilities                                                         556,164          25,896
                                                                                    -----------     -----------

      Net cash provided by (used in) operating activities                               465,591      (1,338,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                               (274,924)       (209,227)
                                                                                    -----------     -----------

      Net cash used in investing activities                                            (274,924)       (209,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible debentures                                                                      600,000
Issuance of long-term debt                                                              704,612
Payments of stockholders advances                                                                      (217,000)
Payment of long-term debt and capital leases                                          (611,792)        (44,203)
                                                                                    -----------     -----------

      Net cash provided by financing activities                                         92,820         338,797
                                                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                  $   283,487     $(1,209,352)

CASH AND CASH EQUIVALENTS, beginning of year                                            278,035       1,262,633
                                                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, end of year                                              $   561,522     $    53,281
                                                                                    ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION -
  Cash paid for interest                                                            $ 1,083,101     $    35,438
                                                                                    ===========     ===========

NONCASH FINANCING ACTIVITIES:
Common stock issued in settlement of debt                                                           $   433,333
                                                                                                     ===========
Issuance of warrants in connection with debt issuance                                               $    51,223
                                                                                                     ===========


          See accompanying notes to consolidated financial statements

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (unaudited)
--------------------------------------------------------------------------------

1.  GENERAL BASIS OF PRESENTATION

    Easyriders, Inc. (Easyriders or the Company) was incorporated in the State of Delaware on May 13, 1998, and for financial reporting purposes is the successor to Newriders, Inc. On September 23, 1998, Easyriders, Inc. consummated a series of transactions (collectively, the Reorganization), including the following: (i) the merger of a subsidiary of Easyriders with and into Newriders, Inc. (Newriders) (the Merger) upon which the shareholders of Newriders exchanged their stock on a 2-for-1 basis for Easyriders, Inc. common stock; (ii) the acquisition by Easyriders of all of the outstanding common stock of Paisano Publications, Inc. (Paisano Publications), a California corporation, and certain affiliated corporations (collectively, the Paisano Companies); and (iii) the acquisition by Easyriders of all of the outstanding membership interests of M&B Restaurants, L.C. (El Paso), a Texas limited liability company.

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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (unaudited) (Continued)
--------------------------------------------------------------------------------

2.  LONG-TERM DEBT

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

3.  STOCKHOLDERS' EQUITY

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

    Also on April 8, 1999, the Company received a commitment to purchase $1,500,000 of common stock of the Company from the former sole shareholder of the Paisano Companies and a director of the Company. The number of shares to be issued under the commitment is to be calculated as 75% of the average closing price of the common stock, with average closing price being defined as the average of the last recorded sale price of the common stock on the ten consecutive trading days ending on and including April 8, 1999. As consideration for the $1,500,000 in common stock, the director will forgive interest on a $5,000,000 note payable of $75,000 and will reduce the principal on the note payable from $5,000,000 to $3,575,000.

    Stock Option Grants - During the three months ended March 31, 1999, the Board of Directors of the Company authorized the granting of 1,727,000 options to employees, consultants and directors of the company, 1,227,000 were granted under the Company's 1998 Executive Incentive Compensation plan, and 500,000 were granted outside of the plan. SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require Company to record compensation cost for employee stock option grants. The Company has chosen to continue to account for employee option grants using Accounting Principles Board Opinion No. 25. No compensation expense has been recognized for employee stock option grants.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (unaudited) (Continued)
--------------------------------------------------------------------------------

3.  BUSINESS SEGMENTS

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

                                           Goods and        Food                         Other
                            Publishing      services       service     Franchising    operations       Totals
Sales external customers     $5,620,709    $1,442,912     $2,863,334     $  48,137     $1,056,620    $11,031,712
Income (loss) from
  operations                    661,650      (257,713)       206,510      (491,925)       114,596        233,118
Segment assets                5,995,815     4,039,783      4,103,347        66,572        211,547     14,417,064
Capital expenditures            120,181                      154,743                                     274,924
Depreciation and
  amortization                   79,951        74,591         45,081         2,119         11,463        213,205

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (unaudited) (Continued)
--------------------------------------------------------------------------------

    The historical results of the Company represent the results of Newriders, Inc. only and therefore no segment information is provided for prior years. The operations of Newriders, Inc. are considered to be one component of the food service segment.

    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

Loss from operations included in segment disclosure                                      $   233,118
Unallocated, selling, general, and administrative                                         (1,327,840)
                                                                                         -----------

Loss from operations                                                                     $(1,094,722)
                                                                                         ===========

Segment assets                                                                           $14,417,064
Cash and cash equivalents                                                                    561,522
Receivable from shareholder                                                                  404,016
Goodwill                                                                                  62,148,754
                                                                                         -----------

Loss from operations                                                                     $77,531,356
                                                                                         ===========

Depreciation and amortization included in segment disclosure                             $   213,205
Amortization of goodwill                                                                     555,944
                                                                                         -----------

Depreciation and amortization                                                            $   769,149
                                                                                         ===========

    Revenues concerning principal geographic areas is as follows based on customer location:

             USA          Canada       Germany       UK       Australia       Other       Total
1999     $10,006,405     $247,194      $140,533   $146,062    $109,824       $381,694   $11,031,712

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Management's discussion and analysis of the financial condition and the results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

Overview

     Easyriders is a corporation organized under the laws of the state of Delaware on May 13, 1998. Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications and El Paso.

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

Use of EBITDA

     The following comparative discussion of the results of operations and financial condition of the Company includes, among other factors, an analysis of changes in the operating income of the business segments before interest expense, taxes, depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the Paisano Companies and El Paso of significant amounts of amortization of intangible assets and interest expense recognized through the Reorganization. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of the Company and its subsidiaries, and when used in comparison to debt levels or the coverage of interest expense as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

Results of Operations

The following table sets forth certain operating data for Easyriders and Newriders for the three months ended March 31, 1999 and 1998:

                                                            Paisano
                                  Easyriders               Companies           El Paso          Consolidated          Newriders
                                                            For the Three Months Ended March 31,
                                ----------------------------------------------------------------------------------------------------
                                     1999                     1999               1999                1999                1998

                                                                         (unaudited)

SALES
Publishing                      $                  -         $ 5,620,709    $            -          $ 5,620,709    $              -
Goods and services                                             1,442,912                              1,442,912
Food service                                                                      2,863,334           2,863,334             214,163
Franchising                                                       48,137                                 48,137
Other operations                                               1,056,620                              1,056,620
                                ----------------------------------------------------------------------------------------------------
                                                   -           8,168,378          2,863,334          11,031,712             214,163
COST OF SALES
Publishing                                                     3,852,696                              3,852,696
Goods and services                                             1,479,066                              1,479,066
Food service                                                                      1,770,743           1,770,743              64,792
Franchising                                                            -                                      -
Other operations                                                 918,363                                918,363
                                ----------------------------------------------------------------------------------------------------
                                                   -           6,250,125          1,770,743           8,020,868              64,792
GROSS MARGIN
Publishing                                         -           1,768,013                  -           1,768,013
Goods and services                                 -             (36,154)                 -             (36,154)
Food service                                       -                   -          1,092,591           1,092,591             149,371
Franchising                                                       48,137                                 48,137
Other operations                                   -             138,257                  -             138,257
                                ----------------------------------------------------------------------------------------------------
                                                   -           1,918,253          1,092,591           3,010,844             149,371
EXPENSES
Publishing                                                     1,106,363                              1,106,363
Goods and services                                               221,559                                221,559
Food service                                                                        886,081             886,081             356,529
Franchising                                                      540,062                                540,062
Other operations                                                  23,661                                 23,661
Unallocated expenses                         526,265             801,575                              1,327,840             658,381
                                ---------------------------------------------------------------------------------------------------
                                             526,265           2,693,220            886,081           4,105,566           1,014,910
INCOME (LOSS) FROM OPERATIONS
Publishing                                         -             661,650                  -             661,650
Goods and services                                 -            (257,713)                 -            (257,713)
Food service                                       -                   -            206,510             206,510            (207,158)
Franchising                                                     (491,925)                              (491,925)
Other operations                                   -             114,596                  -             114,596
Unallocated                                (526,265)            (801,575)                 -          (1,327,840)           (658,381)
                                ---------------------------------------------------------------------------------------------------
                                $          (526,265)         $  (774,967)        $  206,510         $(1,094,722)        $  (865,539)
                                ===================================================================================================
NET LOSS                        $          (697,804)         $(1,352,983)        $  210,368         $(1,840,419)        $(1,230,993)
                                ===================================================================================================
EBITDA                          $          (398,345)         $  (212,437)        $  452,581         $  (158,201)        $  (865,539)
                                ==================================================================================================

The three months ended March 31, 1999 compared to the three months ended March 31, 1998

Results of Operations of Easyriders and Newriders

     During the three months ended March 31, 1999, the Company experienced a net loss in the amount of $1,840,419, compared with a net loss of $1,230,993 for the three months ended March 31, 1998. The Company's net loss per share was $0.10 for the three months ended March 31, 1999, compared to a net loss of $0.14 per share for the three months ended March 31, 1998. The Company experienced a negative EBITDA in the amount of $158,201 for the three months ended March 31, 1999, compared with a negative EBITDA of $865,539 for the three months ended March 31, 1998.

     The increased losses for the three month period ended March 31, 1999 can be substantially attributed to the increase in operating expenses for the combined operations of the Company and Newriders of $3,090,656 and the increase in interest expense of $547,615, offset by the increased gross margin of $2,861,473, generated primarily by Paisano Publications and by El Paso.

Results of Operations: Paisano Companies

     The operating results of the Company for the three months ended March 31, 1999 include the results for the Paisano Companies.

     The Paisano Companies' sales totaling $8,168,378, includes sales from the publishing segment of $5,620,709, sales from the goods and services segment of $1,442,912, sales from the franchising segment of $48,137, and sales from other segments of $1,056,620. The Paisano Companies' gross margin totaling $1,918,253, includes margin from the publishing segment of $1,768,013, a negative margin from the goods and services segment of $36,154, margin from the franchising segment of $48,137, and margin from other segments of $138,257. The Paisano Companies' loss from operations totaling $774,967, includes income from operations of $661,650 from the publishing segment, loss from operations of the goods and services segment of $257,713, loss from the operations of the franchising segment of $491,925, income from operations of other segments of $114,596 and expenses not allocated to any segment of $801,575.

     The Paisano Companies' publishing segment includes sales generated from subscription sales, newsstand sales and advertising sales related to the Companies' eleven special interest magazines. The related cost of sales includes direct costs related to the sales consisting primarily of printing, publication and distribution costs. The goods and services segment includes sales generated from the sale of apparel and other products through its mail order catalogs, two retail stores, and franchise programs. The related cost of sales includes the costs of the apparel and other products. The franchising segment includes sales generated through royalties and franchise fees charged to
the Companies' 24 operating franchisees   There is no related cost of sales.
The Paisano Companies' other segments primarily includes Teresi, Inc., which generates substantially all of its sales from the sale of tickets to its motorcycle rodeos, motorcycle shows, and tattoo shows. The related cost of sales includes the direct costs of promoting the events.

     The Paisano Companies' operating expenses of $2,693,220 include $1,891,645 of expenses specifically allocated to individual segments and $801,575 which have not been allocated to any one segment. The allocated expenses include payroll, promotion, and other general and administrative expenses specifically attributable to the business segment. The unallocated expenses include payroll and related benefits, professional fees, consulting, rent and other expenses not specifically attributable to any one segment. Unallocated payroll and related benefits for the Paisano Companies for the three month period ended March 31, 1999 totaled $408,505. Depreciation and amortization for the same period totaled $567,727 related primarily to $469,256 in amortization of the $56,368,752 in goodwill created out of the Paisano Companies' acquisition by the Company.

     Interest expense for the Paisano Companies totaled $572,819, primarily attributable to the debt issued to finance the Company's acquisition of the Paisano Companies.

     Net loss for the Paisano Companies was $1,352,983 for the three months ended March 31, 1999, with a negative EBITDA of $212,437.

     The principal raw material used in publishing operations of the Paisano Companies is paper. Paper costs represented approximately 16% of Paisano Publications' production, selling and other direct costs for the three months ended March 31, 1999. Certain commodity grades of paper have shown considerable price volatility over the last decade. There can be no assurance that future fluctuations in paper prices will not have a material adverse effect on the Paisano Companies' results of operations or financial condition.

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

Results of Operations: El Paso

     The operating results of the Company for the three months ended March 31, 1999, include the results for E1 Paso. The results for 1998 do not include any of the results of El Paso.

     E1 Paso's sales from its four El Paso Bar-B-Que Restaurants totaled $2,863,334, and cost of sales, which included food and direct payroll costs related to the operations of the restaurants of $855,956 and $914,787, respectively, totaled $1,770,743 for the three months ended March 31, 1999. The gross margin was $1,092,591, or 38.2% of sales. Operating expenses for El Paso for the period totaled $886,081, or 30.9% of sales, and include depreciation and amortization of $185,082. Interest expense associated with debt used to finance the restaurants and capital leases was $57,132 for the three months ended March 31, 1999. Net income for the three months ended March 31, 1999 was $210,368, and EBITDA was $452,581.

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund the Company's working capital needs, primarily accounts receivable, inventory and prepaid expenses and to service its debt. On March 31, 1999, the Company had negative working capital of $2.2 million due primarily from the loss sustained during the three month period ended March 31, 1999, deferred subscription and advertising income and the current portion of a note payable to a stockholder.

     Cash provided by operating activities during the three month period ended March 31, 1999 totaled approximately $0.5 million. The operating loss of $1.8 million was offset by non-cash charges of $0.9 million for depreciation and amortization, and $1.4 million in cash was provided by changes in operating accounts.

     Net cash used in investing activities totaled $0.3 million, and represented cash paid for capital expenditures.

     Upon its acquisition by the Company, Paisano Publications obtained an aggregate of $22,000,000 in financing (the "Nomura Indebtedness") from Nomura Holding American, Inc. (the "Lender"). This financing was comprised of $17,000,000 of senior term loans (the "Term Loans") and $5,000,000 of revolving loans (the "Revolving Loans"). The proceeds from the Term Loans plus $3,500,000 of the Revolving Loans were used to repay certain promissory notes issued to the shareholder of the Paisano Companies in conjunction with the acquisition of the Paisano Companies, and to pay certain acquisition expenses. To the extent that Paisano Publications is in compliance with the terms of the Nomura Indebtedness, any unused portion of the Revolving Loans may be used by Paisano Publications for working capital purposes. At March 31, 1999, there was $1,250,000 of available borrowings under the Revolving Loans.

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

     At the end of each one-month period in which the Term Loans are outstanding, Paisano Publications is required to prepay the Term Loans in an aggregate principal amount equal to 35% of Excess Cash Flow, as defined in the Credit Agreement, for such period, to the extent such Excess Cash Flow is achieved. Because this prepayment is dependent upon Excess Cash Flow, no amounts have been classified as current at March 31, 1999.

     Subject to certain limitations on dividends, provided that no event of default has occurred, Paisano Publications may loan funds to the Company monthly, limited to the lessor of $100,000 or 35% of the Excess Cash Flow for the preceding monthly period. As of March 31, 1999, Paisano Publications did not achieve such excess cash flow and therefore, Paisano Publications was unable to provide funds to the Company. The inability of Paisano Publications to provide funds to the Company can adversely impact the ability of the Company to repay certain expenses of the Company.

     Because the Nomura Indebtedness includes restrictions on the ability of the Paisano Companies to transfer funds to the Company in the form of cash dividends, loans or advances, the net assets of the Paisano Companies are considered to be restricted. The restricted net assets of the Paisano Companies on March 31, 1999 total $38,058,056.

     The Nomura Indebtedness contains numerous operating and financial covenants, including but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures.

     In connection with the Paisano Acquisition, the Company issued notes in the aggregate amount of $13,000,000 to Joseph Teresi (the sole shareholder of the Paisano Companies prior to the Paisano Acquisition). Of the total, $10,000,000 of the notes consist of variable rate, five-year subordinated notes (the "Contributor Notes"). The Contributor Notes bear interest at an annual rate that may vary from 6% to 10% and may be extended for an additional five years. The remaining $3,000,000 was issued as a 90 day note that bears interest at an annual rate of 10%. As of March 31, 1999, the Company was in arrears in repayment of the $3,000,000 short-term note which was due December 23, 1998. On March 31, 1999, Joseph Teresi waived the default which existed on that date with respect to the non-payment of interest on the $3,000,000 promissory note from the Company. In addition, Mr. Teresi agreed that between March 31, 1999 and March 31, 2000 he would not make any claim of default in connection with the non-payment of interest or principal which were due as of March 31, 1999 or which would accrue between March 31, 1999 and March 31, 2000 on the $3,000,000 promissory note and two $5,000,000 promissory notes given to Mr. Teresi as part of the consideration for the acquisition from him of the Paisano Companies.

     The Company believes that projected cash flow from operations, projected availability under the Credit Agreement and the $3 million raised in April 1999 from the sale of stock to Messrs. Martin and Teresi will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, funds that may be generated from operations, and borrowings available from the Credit Agreement are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Forward-Looking Information and Certain Factors

     Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks associated with future capital needs, management of growth, availability of adequate financing, integration of business operations, concentration of stock ownership, restrictions imposed on the Company by the Lender, the magazine publishing and restaurant business, paper, pork and other raw material prices and other factors discussed herein, in the Company's Prospectus/Proxy Statement on Form S-4 dated September 8, 1998 and other filings submitted to the Securities and Exchange Commission.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to a variety of risks, including paper price volatility and changes in interest rates affecting the cost of its debt.

Paper Price Volatility

     A primary component of the Company's cost of revenues in the magazine publishing segment is the cost of paper. Consequently, increases in paper prices can adversely impact the Company results of operations.

Interest Rates

     The Company is subject to certain interest rate risk related to the Term Loans. The Term Loans mature on September 23, 2001 and bear interest at an annual rate equal to the prime rate of the Lendor plus 1.85% payable monthly. The interest rate on the balance of $20,250,000 outstanding on March 31, 1999 was 9.6%. An increase in interest rates of 1% would result in an increase in interest expense of approximately $200,000.

     The Company's remaining long-term debt and convertible debentures have fixed interest rates and therefore the Company does not believe a 10% increase in interest rates would have a material impact on the Company's consolidated financial statements.

PART II -- OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings.

  Easyriders and its subsidiaries are subject to litigation incidental to the conduct of their respective businesses in the ordinary course of operations.

  In May 1999, Easyriders settled a lawsuit with Palisades Capital, Inc. and Palisades Holdings, Inc. (collectively "Palisades"). Newriders was named as a defendant in the lawsuit brought by Palisades in the Superior Court of California, County of Los Angeles, number BC194913, filed July 27, 1998.

  An involuntary bankruptcy proceeding was filed against Rick Pierce, a former shareholder of Newriders, on September 23, 1998 in the United States Bankruptcy Court, Eastern District of California, Fresno Division Case No. 98-19111-A-11. The bankruptcy was filed against Mr. Pierce before Pierce had returned certain stock certificates evidencing shares of Newriders Common Stock to Newriders in accordance with certain contractual arrangements regarding the Reorganization. By complaint filed November 20, 1998 and amended in February 1999, Easyriders and Newriders commenced an adversary proceeding against the Pierce Bankruptcy Estate and other parties who claim an interest in the share certificates through various transactions with Mr. Pierce. The action sought a declaratory judgment confirming that the Newriders certificates were canceled pursuant to the merger and that the Bankruptcy Estate has no claim to the Newriders certificates and a decision enjoining any transfer of Newriders stock. In March 1999, Mr. Pierce, as debtor in possession, filed an amended counterclaim and cross-claim seeking reinstatement and return of his Newriders stock certificate, delivery of the Easyriders stock due in the Reorganization and seeking damages of at least $20 million based on various claims including breach of contract, breach of fiduciary duty, fraud, and fraudulent transfer generally arising out of the Reorganization. The claims have been asserted against Easyriders, Newriders, Messrs. Martin and Teresi and a former officer of Easyriders and others now claiming an interest in the shares through transactions with Mr. Pierce. Easyriders denies these allegations and is vigorously opposing such claims, and has filed a response to the counterclaim and other supplemental pleadings.

Item 2.  Changes in Securities and Use of Proceeds.

  On April 8, 1999, the Company raised additional capital by selling shares of its Common Stock to John Martin and Joseph Teresi for $1,500,000 each. The shares were sold to Messrs. Martin and Teresi at a 25% discount from market price, market price being determined as the average daily closing price of the Common Stock on the American Stock Exchange over a certain number of consecutive trading days ending on and including April 8, 1999. Each of Messrs. Martin and Teresi received 1,397,950 shares of Easyriders Common Stock as a result of such purchases. Mr. Martin paid cash for his shares, and Mr. Teresi paid for his shares by forgiving $75,000 of interest and $1,425,000 of principal owed to him by the Company. The sale of Easyriders Common Stock to Messrs. Martin and Teresi was unanimously approved by the members of the Board of Directors (other than Messrs. Martin and Teresi) after extensive consideration of the circumstances, including but not limited to, the cash needs of the Company and the absence of any viable alternative funding sources. The Board of Directors also received and relied upon, a written opinion of Imperial Capital that the $1,500,000 cash paid by Mr. Martin for his shares and the $1,500,000 forgiveness of interest and principal given by Mr. Teresi in exchange for his shares are fair to the Company's stockholders from a financial point of view.

   The shares were issued to Mr. Martin and Mr. Teresi in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

          Exhibit Number        Description of Exhibits
          --------------        -----------------------

          27.1                  Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the quarterly period ended March 31, 1999.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EASYRIDERS, INC.
                                              ----------------
                                              (Registrant)



   Dated: May 13, 1999                        /s/ J. Robert Fabregas
                                              -----------------------------
                                              J. Robert Fabregas
                                              Chief Financial Officer and
                                              Executive Vice President