Form 10-Q
period 1999-06-30
EASYRIDERS INC
filed 1999-08-13
CIK 1065253

================================================================================
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly report ended June 30, 1999       Commission File No. 001-14509

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

Yes  X         No
    ---          ---


  There were 23,778,565 shares of outstanding Common Stock of the Registrant as of August 10, 1999.

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                                               June 30,          December 31,
                                                                                 1999                1998
                                                                       -----------------------------------------
                                                                             (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                   $   559,012          $   278,035
Restricted cash                                                                                      313,640
Accounts receivable, less allowance for doubtful accounts
  of $436,604 (1999) and $395,681 (1998)                                      4,005,308            2,874,779
Inventories                                                                   3,945,767            3,975,443
Prepaid publication costs                                                       737,721              629,375
Prepaid expenses and other                                                    1,586,642              875,846
Receivable from shareholder                                                           -              398,085
                                                                            -----------          -----------

    Total current assets                                                     10,834,450            9,345,203

PROPERTY AND EQUIPMENT, net                                                   4,379,800            3,718,067

GOODWILL, net of accumulated amortization
  of $1,701,490 (1999) and $612,739 (1998)                                   61,465,947           62,704,698

INTANGIBLE ASSETS, net of accumulated amortization
  of $104,958 (1999) and $36,538 (1998)                                         735,763              809,409

OTHER ASSETS                                                                  1,262,604              560,245
                                                                            -----------          -----------

                                                                            $78,678,564          $77,137,622
                                                                            ===========          ===========


          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)


                                                                                    June 30,            December 31,
                                                                                      1999                  1998
                                                                            -------------------------------------------
                                                                                  (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                 $  5,808,372          $  4,086,773
Accrued payroll and payroll related expenses                                        1,182,666               589,861
Other current liabilities                                                           2,054,868             1,659,631
Income taxes payable                                                                        -                 7,034
Current portion of deferred subscription and advertising income                     4,249,904             3,348,420
Current portion of note payable to stockholder                                              -
Current portion of long-term debt                                                     671,270               558,748
                                                                                 ------------          ------------

    Total current liabilities                                                      13,967,080            10,250,467
                                                                                 ------------          ------------

CONVERTIBLE DEBENTURES, net, including related party
  debentures of $1,000,000 (1999 and 1998)                                          1,316,667             1,316,667

NOTE PAYABLE TO STOCKHOLDER                                                        11,575,000            13,000,000

LONG-TERM DEBT, net of current portion and debt discount, including
   related party indebtedness of $808,225 (1999) and $895,304 (1998).              23,258,326            22,713,670

OTHER LONG TERM LIABILITIES, including deferred subscription
  revenues of $1,210,721 (1999) and $549,838 (1998)                                 1,393,632               799,838

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized, none outstanding
Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 22,091,275 shares (1999) and 19,295,375 shares (1998)                    22,091                19,295
  outstanding
Additional paid in capital                                                         57,915,794            54,318,590
Receivable from the sale of stock                                                  (7,300,000)           (7,300,000)
Accumulated deficit                                                               (23,470,026)          (17,980,905)
                                                                                 ------------          ------------

    Total stockholders' equity                                                     27,167,859            29,056,980
                                                                                 ------------          ------------

                                                                                 $ 78,678,564          $ 77,137,622
                                                                                 ============          ============

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                              For the Three Months Ended           For the Six Months Ended
                                                                       June 30,                            June 30,
                                                                1999               1998            1999               1998
                                                             ------------------------------------------------------------------
                                                                  (unaudited)                             (unaudited)

SALES                                                        $ 11,017,265     $   609,992       22,048,977       $    824,155

COST OF SALES                                                   8,153,836         322,172       16,174,705            386,964
                                                             ------------     -----------      -----------       ------------

GROSS MARGIN                                                    2,863,429         287,820        5,874,272            437,191

EXPENSES:
Selling, general, and administrative                            4,119,626       1,093,361        7,456,039          2,047,023
Depreciation and amortization                                     782,796          59,665        1,551,945            122,988
Stock issuance expenses                                           600,000       1,888,867          600,000          1,888,867
Loss on sale of restaurant to related party                             -         631,986                -            631,986
                                                             ------------     -----------      -----------       ------------

  Total expenses                                                5,502,422       3,673,879        9,607,984          4,690,864
                                                             ------------     -----------      -----------       ------------

LOSS FROM OPERATIONS                                           (2,638,993)     (3,386,059)      (3,733,712)        (4,253,673)

OTHER INCOME (EXPENSE)                                           (146,196)              -           21,173
INTEREST EXPENSE                                                 (861,438)       (580,122)      (1,772,432)          (943,501)
                                                             ------------     -----------      -----------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                         (3,646,627)     (3,966,181)      (5,484,971)        (5,197,174)

PROVISION FOR INCOME TAXES                                          2,075                            4,150
                                                             ------------    ------------      -----------      -------------

NET LOSS                                                     $(3,648,702)     $(3,966,181)     $(5,489,121)      $(5,197,174)
                                                             ============     ===========      ===========       ============

COMPREHENSIVE LOSS                                           $(3,648,702)     $(3,966,181)     $(5,489,121)      $(5,197,174)
                                                             ============     ===========      ===========       ============

NET LOSS PER SHARE - BASIC AND DILUTED                             $(0.17)         $(0.23)          $(0.27)            $(0.30)
                                                             ============     ===========      ===========       ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING - BASIC AND DILUTED                             21,845,482      17,545,283       20,577,473         17,401,846
                                                             ============     ===========      ===========       ============

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              For the Six Months Ended
                                                                                                      June 30,
                                                                                            1999                    1998
                                                                                          ----------------------------------
                                                                                                      (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                                                  $(5,489,121)           $(5,197,174)
Adjustments to reconcile net loss to net cash used in operating activities:
  Stock issuance expenses                                                                 $   600,000            $ 1,888,867
  Depreciation and amortization                                                             1,551,945                122,988
  Loss on sale of restaurant to related party                                                                        631,986
  Loss on sale of fixed assets                                                                170,042
  Loss on sale of stock held for investment                                                    20,959
  Amortization of debt issuance costs                                                         157,389
  Non-cash interest expense                                                                                          903,755
  Increase (decrease) in cash resulting from changes in operating accounts:
    Current assets                                                                         (1,208,270)              (673,138)
    Other assets                                                                             (702,359)                (2,609)
    Current liabilities                                                                     3,529,091                195,305
    Other long-term liabilities                                                               593,794                 22,284
                                                                                          -----------            -----------
      Net cash used in operating activities                                                  (776,530)            (2,107,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                                     (942,282)              (144,881)
                                                                                          -----------            -----------
      Net cash used in investing activities                                                  (942,282)              (144,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible debentures and debt                                                   657,178              2,100,000
Common stock issued for cash                                                                1,500,000
Payments of stockholders advances                                                                                   (162,000)
Payment of long-term debt and capital leases                                                 (157,389)              (590,002)
                                                                                          -----------            -----------
      Net cash provided by financing activities                                             1,999,789              1,347,998
                                                                                          -----------            -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      $   280,977            $  (904,619)

CASH AND CASH EQUIVALENTS, beginning of year                                                  278,035              1,262,633
                                                                                          -----------            -----------
CASH AND CASH EQUIVALENTS, end of year                                                    $   559,012            $   358,014
                                                                                          ===========            ===========

SUPPLEMENTAL CASH FLOW INFORMATION -
  Cash paid for interest                                                                  $ 1,015,043            $    60,451
                                                                                          ===========            ===========

NONCASH FINANCING ACTIVITIES:
Common stock issued in settlement of debt                                                 $ 1,500,000            $   902,997
                                                                                          ===========            ===========
Issuance of warrants in connection with debt issuance                                                            $   542,858
                                                                                                                 ===========
Convertible debentures issued with conversion discount                                                           $   333,335
                                                                                                                 ===========



          See accompanying notes to consolidated financial statements

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (unaudited)
--------------------------------------------------------------------------------

1.  GENERAL BASIS OF PRESENTATION

    The information set forth in these condensed financial statements as of June 30, 1999 and for the six months ended June 30, 1999 and 1998 is unaudited. The information reflects all adjustments consisting only of normal recurring entries that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations for the full fiscal year.

    Certain information in the footnote disclosures normally included in the annual financial statements has been condensed or omitted, in accordance with the rules and regulations of the Securities and Exchange Commission.

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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (unaudited)
--------------------------------------------------------------------------------

    Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications and El Paso.

2.  LONG-TERM DEBT

    El Paso Debt - In March 1999, El Paso completed negotiations for a $500,000 unsecured revolving line of credit to be used for general corporate purposes. This credit facility bears interest at a rate of prime plus 0.5%, and matures on March 15, 2000. At June 30, 1999, $122,000 was owed under this credit facility.

    In June 1999, El Paso borrowed $475,000 from a qualified lender to complete the build-out of its El Paso Bar-B-Que in Tulsa, Oklahoma. This unsecured loan bears interest at a rate of 10.5% per annum, matures on July 1, 2009, and requires monthly payments of principal and interest to commence August 1, 1999.

    Related Party Debt - On February 23, 1999, the Company borrowed $704,612 from two directors of the Company. The balance borrowed was evidenced by two notes of equal amount from each shareholder. The notes bear interest at 13% per annum and both interest and principal are due on September 23, 2002. The Notes were fully repaid through proceeds from the issuance of common stock to these directors on April 8, 1999.

3.  STOCKHOLDERS' EQUITY

    Exchange Ratio - As more fully described in Note 1, at the time of the Merger, the Company effected a 2-for-1 exchange of its common stock. Historical share and per share information has been retroactively restated in the accompanying consolidated financial statements.

    Related-Party Stock Purchases - On April 8, 1999, the Company sold 1,397,950 shares of common stock of the Company to a director of the Company for the sum of $1,500,000. The number of shares issued was calculated as 75% of the average closing price of the common stock, with average closing price being defined as the average of the last recorded sale price of the common stock on the ten consecutive trading days ending on and including April 8, 1999. In conjunction with this stock issuance at a discount, the Company recorded $300,000 of stock issuance expense.

    Also on April 8, 1999, the Company sold 1,397,950 shares of common stock of the Company to the former sole shareholder of the Paisano Companies and a director of the Company for the sum of $1,500,000. The number of shares issued was calculated as 75% of the average closing price of the common stock, with average closing price being defined as the average of the last recorded sale price of the common stock on the ten consecutive trading days ending on and including April 8, 1999. As consideration for the $1,500,000 in common stock, the director forgave interest on a $5,000,000 note payable of $75,000 and reduced the principal on the note payable from $5,000,000 to
    $3,575,000.   In conjunction with this stock issuance at a discount, the
    Company recorded $300,000 of stock issuance expense.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (unaudited)
--------------------------------------------------------------------------------

    On July 14, 1999, the Company sold to two directors of the Company 234,940 shares each of common stock of the Company for the sum of $250,000 each. The number of shares issued was calculated as 75% of the average closing price of the common stock, with average closing price being defined as the average of the last recorded sale price of the common stock on the ten consecutive trading days ending on and including July 14, 1999.

    Stock Option Grants - During the six months ended June 30, 1999, the Board of Directors of the Company authorized the granting of 1,727,000 options to employees, consultants and directors of the company, 1,227,000 were granted under the Company's 1998 Executive Incentive Compensation plan, and 500,000 were granted outside of the plan. SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require the Company to record compensation cost for employee stock option grants. The Company has chosen to continue to account for employee option grants using Accounting Principles Board Opinion No. 25.

4.  COMMITMENTS AND CONTINGENCIES

    In February 1999, El Paso secured a commitment from a qualified lender to finance up to $3,450,000 for the purchase and lease back of up to two new properties, together with the development costs associated with the new restaurants. A transaction under this commitment would be structured as a sale-leaseback, with El Paso having the option to purchase the property at specified times in the lease life for the greater of its fair market value or the lender's total investment in the property. This commitment expires after March 1, 2000.

    The Company is involved in certain litigation as outlined in Part II Item 1. Legal Proceedings. Currently, the Company believes that any liability with respect to such legal actions can not be determined.

5.  BUSINESS SEGMENTS

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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (unaudited)
--------------------------------------------------------------------------------

    Easyriders, Inc. evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. (The Company utilizes the other events and operations segment as a venue for increased exposure for publication sales.) The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The financial results for Easyriders, Inc. five operating segments have been prepared on a basis which is consistent with the manner in which Easyriders, Inc. management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments less precisely than would be required for stand alone financial information prepared in accordance with generally accepted accounting principles. Revenue attributed to geographic areas is based on the location of the customer.

---------------------------------------------------------------------------------------------------------------------------------
                                                       Goods and         Food                               Other
                                      Publishing        Services        Service        Franchising       Operations      Totals
---------------------------------------------------------------------------------------------------------------------------------
Sales external customers -Quarter
 ended June 30, 1999                   5,934,736        1,804,846       2,967,797        30,000             279,886    11,017,265
---------------------------------------------------------------------------------------------------------------------------------
Sales external customers -
Year-to date June 30, 1999            11,555,445        3,247,758       5,831,131        78,137           1,336,506    22,048,977
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations-
Quarter ended June 30, 1999              685,664           85,998         223,356      (676,442)           (654,766)     (336,190)
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations-
Year-to-date June 30, 1999             1,347,320         (171,716)        429,866    (1,168,367)           (540,171)     (103,068)
---------------------------------------------------------------------------------------------------------------------------------
Segment Assets                        10,403,654        1,350,995       4,196,436        71,116             631,404    16,653,605
---------------------------------------------------------------------------------------------------------------------------------
Capital Expenditures                     493,127            4,660         427,495             -              17,000       942,282
---------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization -
Quarter ended June 30, 1999               67,363           12,086         119,841         2,118              28,369       229,777
---------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization -
Year-to-date June 30, 1999               140,165           24,173         218,235         4,237              56,172       442,982
---------------------------------------------------------------------------------------------------------------------------------


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

    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:


      Quarter ended June 30, 1999:
      Income (loss) from operations included in segment disclosure                                 $  (336,190)
      Unallocated, selling, general, and administrative                                             (2,302,803)
                                                                                                   -----------
      Loss from operations                                                                         $(2,638,993)
                                                                                                   ===========

      Year-to-date June 30, 1999:
      Income (loss) from operations included in segment disclosure                                 $  (103,068)
      Unallocated, selling, general, and administrative                                             (3,630,644)
                                                                                                   -----------
      Loss from operations                                                                         $(3,733,712)
                                                                                                   ===========

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (unaudited)
--------------------------------------------------------------------------------

      As at June 30, 1999:
      Segment assets                                                                           $16,653,605
      Cash and cash equivalents                                                                    559,012
      Goodwill                                                                                  61,465,947
                                                                                               -----------

      Total Assets                                                                             $78,678,564
                                                                                               ===========

      Quarter ended June 30, 1999:
      Depreciation and amortization included in segment disclosure                              $  229,777
      Amortization of goodwill                                                                     553,019
                                                                                                ----------
      Depreciation and amortization                                                             $  782,796
                                                                                                ==========

      Year-to-date June 30, 1999:
      Depreciation and amortization included in segment disclosure                              $  442,982
      Amortization of goodwill                                                                   1,108,963
                                                                                                ----------
      Depreciation and amortization                                                             $1,551,945
                                                                                                ==========


    Revenues concerning principal geographic areas are as follows based on customer location:

                           USA       Canada    Germany     UK      Australia    Other       Total

      QE 6/30/99         9,877,432   273,402   159,124   145,918     114,706   446,683    $11,017,265
      YTD 6/30/99       19,883,837   520,596   299,657   291,980     224,530   828,377    $22,048,977


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

     The acquisitions of the Paisano Companies and El Paso had, and will continue to have, a material impact on the Company's financial statements; accordingly, current and future financial statements may not be directly comparable to the Company's historical financial statements. In future periods, the amortization of goodwill will significantly effect the Company's financial statements.

Use of EBITDA

     The following comparative discussion of the results of operations and financial condition of the Company includes, among other factors, an analysis of changes in the operating income of the business segments before interest expense, taxes, depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the Paisano Companies and El Paso of significant amounts of amortization of intangible assets and interest expense recognized through the Reorganization. In addition, certain non-cash charges pertaining to the private placement of common stock have been added back to the results of operations in determining EBITDA. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of the Company and its subsidiaries, and when used in comparison to debt levels or the coverage of interest expense as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

Results of Operations

The following table sets forth certain operating data for Easyriders and Newriders for the three months ended June 30, 1999 and 1998:

                                                             Paisano
                                      Easyriders            Companies          El Paso          Consolidated          Newriders
                                                                For the Three Months Ended June 30,
                                    ---------------------------------------------------------------------------------------------
                                           1999               1999               1999               1999                 1998
                                                                              (unaudited)
SALES
Publishing                            $          -         $ 5,934,736         $       -          $ 5,934,736         $         -
Goods and services                                           1,804,846                              1,804,846
Food service                                                                    2,967,797           2,967,797             609,992
Franchising                                                     30,000                                 30,000
Other operations                                               279,886                                279,886
                                    ---------------------------------------------------------------------------------------------
                                                 -           8,049,468          2,967,797          11,017,265             609,992
COST OF SALES
Publishing                                                   4,210,794                              4,210,794
Goods and services                                           1,758,357                              1,758,357
Food service                                                                    1,799,658           1,799,658             322,172
Franchising                                                          -                                      -
Other operations                                               385,027                                385,027
                                    ---------------------------------------------------------------------------------------------
                                                 -           6,354,178          1,799,658           8,153,836             322,172
GROSS MARGIN
Publishing                                       -           1,723,942                  -           1,723,942
Goods and services                               -              46,489                  -              46,489
Food service                                     -                   -          1,168,139           1,168,139             287,820
Franchising                                      -              30,000                  -              30,000
Other operations                                 -            (105,141)                 -            (105,141)
                                    ---------------------------------------------------------------------------------------------
                                                 -           1,695,290          1,168,139           2,863,429             287,820
EXPENSES
Publishing                                                   1,038,278                              1,038,278
Goods and services                                             (39,509)                               (39,509)
Food service                                                                      944,783             944,783           1,174,342
Franchising                                                    706,442                                706,442
Other operations                                               (50,375)                               (50,375)
Unallocated expenses                     1,642,404           1,260,399                              2,902,803             610,670
                                    ---------------------------------------------------------------------------------------------
                                         1,642,404           2,915,235            944,783           5,502,422           1,785,012
INCOME (LOSS) FROM OPERATIONS
Publishing                                       -             685,664                  -             685,664
Goods and services                               -              85,998                  -              85,998
Food service                                     -                   -            223,356             223,356            (886,522)
Franchising                                      -            (676,442)                 -            (676,442)
Other operations                                 -             (54,766)                 -             (54,766)
Unallocated                            (1,642,404)          (1,260,399)                 -          (2,902,803)           (610,670)
                                    ---------------------------------------------------------------------------------------------
                                      $(1,642,404)         $(1,219,945)        $  223,356         $(2,638,993)        $(1,497,192)
                                    =============================================================================================

NET INCOME (LOSS)                     $(1,977,679)         $(1,837,994)        $  166,971         $(3,648,702)        $(3,966,181)
                                    =============================================================================================

EBITDA                                $(1,066,150)         $  (701,729)        $  365,486         $(1,402,393)        $(1,437,527)
                                    =============================================================================================

The following table sets forth certain operating data for Easyriders and Newriders for the six months ended June 30, 1999 and 1998:

                                                            Paisano
                                       Easyriders          Companies         El Paso            Consolidated          Newriders
                                                                For the Six Months Ended June 30,
                                     --------------------------------------------------------------------------------------------
                                         1999                1999              1999                1999                1998
                                                                           (unaudited)
SALES
Publishing                            $          -         $11,555,445         $       -          $11,555,445         $         -
Goods and services                                           3,247,758                              3,247,758
Food service                                                                    5,831,131           5,831,131             824,155
Franchising                                                     78,137                                 78,137
Other operations                                             1,336,506                              1,336,506
                                     --------------------------------------------------------------------------------------------
                                                 -          16,217,846          5,831,131          22,048,977             824,155
COST OF SALES
Publishing                                                   8,063,490                              8,063,490
Goods and services                                           3,237,423                              3,237,423
Food service                                                                    3,570,401           3,570,401             386,964
Franchising                                                          -                                      -
Other operations                                             1,303,391                              1,303,391
                                     --------------------------------------------------------------------------------------------
                                                 -          12,604,304          3,570,401          16,174,705             386,964
GROSS MARGIN
Publishing                                       -           3,491,955                  -           3,491,955
Goods and services                               -              10,335                  -              10,335
Food service                                     -                   -          2,260,730           2,260,730             437,191
Franchising                                                     78,137                                 78,137
Other operations                                 -              33,115                  -              33,115
                                     --------------------------------------------------------------------------------------------
                                                 -           3,613,542          2,260,730           5,874,272             437,191
EXPENSES
Publishing                                                   2,144,635                              2,144,635
Goods and services                                             182,051                                182,051
Food service                                                                    1,830,864           1,830,864           1,530,871
Franchising                                                  1,246,504                              1,246,504
Other operations                                               (26,714)                               (26,714)
Unallocated expenses                     2,168,668           2,061,976                              4,230,644           1,271,126
                                     --------------------------------------------------------------------------------------------
                                         2,168,668           5,608,452          1,830,864           9,607,984           2,801,997
INCOME (LOSS) FROM OPERATIONS
Publishing                                       -           1,347,320                  -           1,347,320
Goods and services                               -            (171,716)                 -            (171,716)
Food service                                     -                   -            429,866             429,866          (1,093,680)
Franchising                                                 (1,168,367)                            (1,168,367)
Other operations                                 -              59,829                  -              59,829
Unallocated                            (2,168,668)          (2,061,976)                 -          (4,230,644)         (1,271,126)
                                     --------------------------------------------------------------------------------------------
                                      $(2,168,668)         $(1,994,910)        $  429,866         $(3,733,712)        $(2,364,806)
                                     ============================================================================================

NET INCOME (LOSS)                     $(2,675,480)         $(3,190,980)        $  377,339         $(5,489,121)        $(5,197,174)
                                     ============================================================================================

EBITDA                                $(1,464,492)         $  (914,170)        $  818,068         $(1,560,594)        $(2,241,818)
                                     ============================================================================================

Results of Operations of Easyriders and Newriders

     During the three months ended June 30, 1999, the Company experienced a net loss in the amount of $3,648,702 (or $0.17 per share), compared with a net loss of $3,966,181 (or $0.23 per share) for the three months ended June 30, 1998. The net loss for the six months ended June 30, 1999 was $5,489,121 (or $0.27 per share), compared with a net loss of $5,197,174 (or $0.30 per share) for the same period in the prior year. The Company experienced negative EBITDA in the amount of $1,402,393 and $1,560,594 for the three and six months ended June 30, 1999, respectively, compared with negative EBITDA of $1,437,527 and $2,241,818 for the three and six months ended June 30, 1998.

     The decreased loss for the three months ended June 30, 1999 can be substantially attributed to the increase in gross margin of $2,575,608, generated primarily by Paisano Publications and by El Paso, offset by the increase in operating expenses of $1,828,542 and by the increase in non-operational expenses of $427,512.

     The increased loss for the six months ended June 30, 1999 can be substantially attributed to the increase in operating expenses for the combined operations of the Company and Newriders of $4,917,120 together with the increase in non-operational expenses of $807,758, offset by the increase in gross margin of $5,437,081, generated primarily by Paisano Publications and by El Paso.

Results of Operations: Paisano Companies

     The operating results of the Company for both the three and six months ended June 30, 1999 include the results for the Paisano Companies.

     The Paisano Companies' sales totaling $8,049,468 and $16,217,846 for the three and six months ended June 30, 1999, respectively, include sales from the publishing segment of $5,934,736 and $11,555,445, sales from the goods and services segment of $1,804,846 and $3,247,758, sales from the franchising segment of $30,000 and $78,137, and sales from other segments of $279,886 and $1,336,506. The Paisano Companies' gross margin totaling $1,695,290 and $3,613,542 for the three and six months ended June 30, 1999, respectively, includes margin from the publishing segment of $1,723,942 and $3,491,955, margin from the goods and services segment of $46,489 and $10,335, margin from the franchising segment of $30,000 and $78,137, a negative margin from other segments of $105,141 for the three month period and margin from the other segments of $33,115 for the six month period. The Paisano Companies' loss from operations totaling $1,219,945 and $1,994,910 for the three and six months ended June 30, 1999, respectively, includes income from operations of $685,664 and $1,347,320 from the publishing segment, income from operations of the goods and services segment of $85,998 for the three month period and loss from operations of the goods and services segment of $171,716 for the six month period, loss from operations of the franchising segment of $676,442 and $1,168,367, loss from operations of other segments of $54,766 for the three month period and income from operations of other segments of $59,829 for the six month period, and expenses not allocated to any segment of $1,260,399 and $2,061,976.

     The Paisano Companies' publishing segment includes sales generated from subscription sales, newsstand sales and advertising sales related to the Companies' eleven special interest magazines. The related cost of sales includes direct costs related to the sales consisting primarily of printing, publication and distribution costs. The goods and services segment includes sales generated from the sale of apparel and other products through its mail order catalogs, two retail stores, and franchise programs. The related cost of sales includes the costs of the apparel and other products. The franchising segment includes sales generated through royalties and franchise fees charged to the Companies' 25 operating franchisees There is no related cost of sales. The Paisano Companies' other segments primarily includes Easyriders Events, Inc., which generates substantially all of its sales from the sale of tickets to its motorcycle rodeos, motorcycle shows, and tattoo shows. The related cost of sales includes the direct costs of promoting the events.

     The Paisano Companies' operating expenses of $2,915,235 and $5,608,452 for the three and six months ended June 30, 1999, respectively, include $1,654,836 and $3,546,476 of expenses specifically allocated to individual segments and $1,260,399 and $2,061,976 which have not been allocated to any one segment. The allocated expenses include payroll, promotion, and other general and administrative expenses specifically attributable to the business segment. The unallocated expenses include payroll and related benefits, professional fees, consulting, rent and other expenses not specifically attributable to any one segment. Unallocated payroll and related benefits for the Paisano Companies for the three and six month periods ended June 30, 1999 totaled $444,138 and $852,643, respectively. Depreciation and amortization for the same periods totaled $537,103 and $1,079,161, related primarily to $469,740 and $938,996 in amortization of the $56,368,752 in goodwill created out of the Paisano Companies' acquisition by the Company.

     Interest expense for the Paisano Companies totaled $572,930 and $1,145,749 for the three and six months ended June 30, 1999, respectively, which is primarily attributable to the debt issued to finance the Company's acquisition of the Paisano Companies.

     Net loss for the Paisano Companies was $1,837,994 and $3,190,980 for the three and six months ended June 30, 1999, respectively, with negative EBITDA of $701,729 and $914,170.

     The principal raw material used in publishing operations of the Paisano Companies is paper. Paper costs represented approximately 16% of Paisano Publications' production, selling and other direct costs for both the three and six months ended June 30, 1999. Certain commodity grades of paper have shown considerable price volatility over the last decade. There can be no assurance that future fluctuations in paper prices will not have a material adverse effect on the Paisano Companies' results of operations or financial condition.

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

Results of Operations: El Paso

     The operating results of the Company for both the three and six months ended June 30, 1999, include the results for E1 Paso. The results for 1998 do not include any of the results of El Paso.

     E1 Paso's sales from its four El Paso Bar-B-Que Restaurants totaled $2,967,797 and $5,831,131 for the three and six months ended June 30, 1999, respectively, with cost of sales totaling $1,799,658 and $3,570,401 for the same periods. Cost of sales includes food costs of $879,331 and $1,735,287 for the three and six month periods, and direct payroll costs related to the operations of the restaurants of $920,327 and $1,835,114 for the same periods. The gross margin was $1,168,139 and $2,260,730, or 39.4% and 38.8% of sales, for the three and six months ended June 30, 1999, respectively. Operating expenses for El Paso for the three and six month periods totaled $944,783 and $1,830,864, respectively, or 31.8% and 31.4% of sales, and include depreciation and amortization of $203,120 and $388,202. Interest expense associated with debt used to finance the restaurants and capital leases was $65,820 and $122,952 for the three and six months ended June 30, 1999. Net income for the three and six months ended June 30, 1999 was $166,971 and $377,339, respectively, and EBITDA was $365,486 and $818,068 for the same periods.

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund the Company's working capital needs, primarily accounts receivable, inventory and prepaid expenses and to service its debt. On June 30, 1999, the Company had negative working capital of approximatley $3.1 million due primarily to deferred subscription and advertising income.

     Cash used in operating activities during the six month period ended June 30, 1999 totaled approximately $0.8 million. The operating loss of $5.5 million was offset by several non-cash charges including $1.7 million for depreciation and amortization, $0.6 million for stock issuance expenses, and $0.2 million for losses on the sale of assets. Cash of $2.2 million was provided by changes in operating accounts.

     Net cash used in investing activities totaled $0.9 million, and represented cash paid for capital expenditures.

     Upon its acquisition by the Company, Paisano Publications obtained an aggregate of $22,000,000 in financing (the "Nomura Indebtedness") from Nomura Holding American, Inc. (the "Lender"). This financing was comprised of $17,000,000 of senior term loans (the "Term Loans") and $5,000,000 of revolving loans (the "Revolving Loans"). The proceeds from the Term Loans plus $3,500,000 of the Revolving Loans were used to repay certain promissory notes issued to the shareholder of the Paisano Companies in conjunction with the acquisition of the Paisano Companies, and to pay certain acquisition expenses. To the extent that Paisano Publications is in compliance with the terms of the Nomura Indebtedness, any unused portion of the Revolving Loans may be used by Paisano Publications for working capital purposes. At June 30, 1999, there was $1,250,000 of available borrowings under the Revolving Loans.

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

     At the end of each one-month period in which the Term Loans are outstanding, Paisano Publications is required to prepay the Term Loans in an aggregate principal amount equal to 35% of Excess Cash Flow, as defined in the Credit Agreement, for such period, to the extent such Excess Cash Flow is achieved. Because this prepayment is dependent upon Excess Cash Flow, no amounts have been classified as current at June 30, 1999.

     Subject to certain limitations on dividends, provided that no event of default has occurred, Paisano Publications may loan funds to the Company monthly, limited to the lessor of $100,000 or 35% of the Excess Cash Flow for the preceding monthly period. As of June 30, 1999, Paisano Publications has been able to provide $56,979 of funding to the Company based on Paisano's attainment of Excess Cash Flow. The inability of Paisano Publications to provide funds to the Company in the future can adversely impact the ability of the Company to repay certain expenses of the Company.

     Because the Nomura Indebtedness includes restrictions on the ability of the Paisano Companies to transfer funds to the Company in the form of cash dividends, loans or advances, the net assets of the Paisano Companies are considered to be restricted. The restricted net assets of the Paisano Companies on June 30, 1999 total $36,220,064.

     The Nomura Indebtedness contains numerous operating and financial covenants, including but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures. As of June 30, 1999, the Company is in compliance with all of the covenants.

     In connection with the Paisano Acquisition, the Company issued notes in the aggregate amount of $13,000,000 to Joseph Teresi (the sole shareholder of the Paisano Companies prior to the Paisano Acquisition). Of the total, $10,000,000 of the notes consist of variable rate, five-year subordinated notes (the "Contributor Notes"). The Contributor Notes bear interest at an annual rate that may vary from 6% to 10% and may be extended for an additional five years. The remaining $3,000,000 was issued as a 90 day note that bears interest at an annual rate of 10%. As of March 31, 1999, the Company was in arrears in repayment of the $3,000,000 short-term note which was due December 23, 1998. On March 31, 1999, Joseph Teresi waived the default which existed on that date with respect to the non-payment of interest on the $3,000,000 promissory note from the Company. In addition, Mr. Teresi agreed that between March 31, 1999 and March 31, 2000 he would not make any claim of default in connection with the non-payment of interest or principal which were due as of March 31, 1999 or which would accrue between March 31, 1999 and March 31, 2000 on the $3,000,000 promissory note and two $5,000,000 promissory notes given to Mr. Teresi as part of the consideration for the acquisition from him of the Paisano Companies. On April 8, 1999, Mr. Teresi purchased $1,500,000 in the common stock of the Company and paid for his shares by forgiving $75,000 of interest and $1,425,000 of principal owed to him by the Company, reducing the principal on one of the $5,000,000 notes payable to $3,575,000.

     In February 1999, El Paso secured a commitment from a qualified lender to finance up to $3,450,000 for the purchase and lease back of up to two new properties, together with the development costs associated with the new restaurants. A transaction under this commitment would be structured as a sale-leaseback, with El Paso having the option to purchase the property at specified times in the lease life for the greater of its fair market value or the lender's total investment in the property. This commitment expires after March 1, 2000.

     In March, 1999, El Paso completed negotiations for a $500,000 unsecured revolving line of credit to be used for general corporate purposes. This credit facility bears interest at a rate of prime plus 0.5%, and matures on March 15, 2000. At June 30, 1999, $122,000 was owing under this credit facility.

     In June 1999, El Paso borrowed $475,000 from a qualified lender to complete the build-out of its El Paso Bar-B-Que in Tulsa, Oklahoma. This unsecured loan bears interest at a rate of 10.5% per annum, matures on July 1, 2009, and requires monthly payments of principal and interest to commence August 1, 1999.

     The Company believes that projected cash flow from operations, projected availability under the Nomura Credit Agreement, availability under the El Paso credit facilities, the $0.5 million raised in July 1999 from the sale of stock to Messrs. Martin and Teresi, and availability under other capital commitments will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, funds that may be generated from operations, and borrowings available from the Credit Agreement are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

     The Company has reviewed its business processes and internal information systems, including its computer systems to determine whether the Company's software applications and computer and information systems are compliant with the Year 2000. The Company is in the process of upgrading its computer system to be Year 2000 compliant and anticipates completing this process by September,
1999.   In addition, the Company is querying all of its major suppliers and customers as to their progress in identifying and addressing Year 2000 problems. The Company's products do not have any material Year 2000 problems. While the Company believes that its business processes and internal information systems will be fully compliant for the Year 2000, there can be no assurance that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its business processes or internal information systems, which are comprised predominantly of third party software and hardware. The Company does not currently anticipate that the Year 2000 issue will have a material impact on its business, financial condition or results of operations as total costs are not anticipated to exceed $150,000.

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

Interest Rates

     The Company is subject to certain interest rate risk related to the Term Loans. The Term Loans mature on September 23, 2001 and bear interest at an annual rate equal to the prime rate of the Lendor plus 1.85% payable monthly. The interest rate on the balance of $16,443,021 outstanding on June 30, 1999 was
9.6 %. An increase in interest rates of 1% would result in an increase in interest expense of approximately $165,000 per annum.

     The Company's remaining long-term debt and convertible debentures have fixed interest rates and therefore the Company does not believe a 1% increase in interest rates would have a material impact on the Company's consolidated financial statements.

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

  An involuntary bankruptcy proceeding was filed against Rick Pierce, a former shareholder of Newriders, on September 23, 1998 in the United States Bankruptcy Court, Eastern District of California, Fresno Division Case No. 98-19111-A-11. The bankruptcy was filed against Mr. Pierce before Pierce had returned certain stock certificates evidencing shares of Newriders Common Stock to Newriders in accordance with certain contractual arrangements regarding the Reorganization. By complaint filed November 20, 1998 and amended in February 1999, Easyriders and Newriders commenced an adversary proceeding against the Pierce Bankruptcy Estate and other parties who claim an interest in the share certificates through various transactions with Mr. Pierce. The action sought a declaratory judgment confirming that the Newriders certificates were canceled pursuant to the merger and that the Bankruptcy Estate has no claim to the Newriders certificates and a decision enjoining any transfer of Newriders stock. In March 1999, Mr. Pierce, as debtor in possession, filed an amended counterclaim and cross-claim seeking reinstatement and return of his Newriders stock certificate, delivery of the Easyriders stock due in the Reorganization and seeking damages of at least $20 million based on various claims including breach of contract, breach of fiduciary duty, fraud, and fraudulent transfer generally arising out of the Reorganization (the "Adversary Claims"). The Adversary Claims have been asserted against Easyriders, Newriders, Messrs. Martin and Teresi and a former officer of Easyriders and others now claiming an interest in the shares through transactions with Mr. Pierce. Easyriders denies these allegations and is vigorously opposing such claims, and has filed a response to the counterclaim and other supplemental pleadings. Recently, the Adversary Claims were transferred for adjudication to the Federal District Court in Fresno. At this point, the outcome of this action cannot be determined.

  On January 5, 1998 a Demand for Arbitration was filed with the American Arbitration Association against Paisano Publications, Easyriders Franchising, Inc. ("EFI") and certain officers of the Company. This action was commenced by Steel Horses, Inc. dba Easyriders of Chicago (the "Chicago Franchisee"), and arises out of the Franchise Agreement entered into in 1994 between Steel Horses and EFI. This action (the "Steel Horses Arbitration") is now pending before an arbitration panel in Orange County, California. The Chicago Franchisee alleges that EFI understated the capital requirements of the business opportunity, and seeks compensatory damages of at least $500,000, plus punitive damages under various theories of recovery, including violation of the Illinois Franchise Disclosure Act, violation of other Illinois business practices statutes, fraud and breach of the 1994 Franchise Agreement. EFI and Paisano believe that the claims of the Chicago Franchisee have no merit. Accordingly, they have vigorously defended this action and will continue to do so. At this point, however, the outcome of the Steel Horses Arbitration cannot be determined.

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

  On July 14, 1999, the Company raised additional capital by selling shares of its Common Stock to John Martin and Joseph Teresi for $250,000 cash each. The shares were sold to Messrs. Martin and Teresi at a 25% discount from market price, market price being determined as the average daily closing price of the Common Stock on the American Stock Exchange over a certain number of consecutive trading days ending on and including July 14, 1999. Each of Messrs. Martin and Teresi received 234,940 shares of Easyriders Common Stock as a result of such purchases. The sale of Easyriders Common Stock to Messrs. Martin and Teresi was unanimously approved by the members of the Board of Directors (other than Messrs. Martin and Teresi) after extensive consideration of the circumstances, including but not limited to, the cash needs of the Company and the absence of any viable alternative funding sources. Based on the foregoing, the Board of Directors determined that the $250,000 cash paid by each of Messrs. Martin and Teresi for their shares was fair to the Company's stockholders from a financial point of view.

  In both transactions, the shares were issued to Mr. Martin and Mr. Teresi in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3.  Defaults Upon Senior Securities

  None.

Item 4.  Submission of matters to a vote of security holders

  At the Company's Annual Meeting of its Stockholders held on June 17, 1999 (the "Annual Meeting") the stockholders of the Company approved the following proposals:

  Proposal 1.    Election of Directors

  The following persons were elected as directors of the Company at the Annual Meeting to hold office for a term of one year or until their successors have been duly elected and qualified:

         Name                  Votes For            Votes Against         Votes Abstaining       Broker Non-Votes
-------------------------------------------------------------------------------------------------------------------
John E. Martin                 19,284,378                 0                    71,574                    0
William E. Prather             19,284,378                 0                    71,574                    0
Wayne L. "Buz" Knyal           19,284,378                 0                    71,574                    0
Daniel J. Gallery              19,284,378                 0                    71,574                    0
Joseph Teresi                  19,284,378                 0                    71,574                    0
Ellen Meagher                  19,284,378                 0                    71,574                    0
Robert Davis                   19,284,378                 0                    71,574                    0
Joseph J. Jacobs               19,284,378                 0                    71,574                    0

  Proposal 2.   Appointment of Independent Auditors

  The appointment by the Board of Directors of the Company of Deloitte and Touche, LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 was ratified with 19,295,243 votes for the proposal, 13,512 votes against the proposal, 47,197 votes abstaining, and 0 broker non-votes.

Item 5.   Other Information

  None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

---------------------------------------------------------------------------------------------------------------
Exhibit Number    Description of Exhibit
--------------    ----------------------
---------------------------------------------------------------------------------------------------------------
                  Stock Purchase Agreement, dated July 14, 1999, between John Martin and Easyriders.
10.55
---------------------------------------------------------------------------------------------------------------
                  Stock Purchase Agreement, dated July 14, 1999, between Joseph Teresi and Easyriders.
10.56
---------------------------------------------------------------------------------------------------------------
                  Commercial Lease, dated July 23, 1999, for the property located at 28216 Dorothy Drive,
10.57             Agoura Hills, California.

---------------------------------------------------------------------------------------------------------------
10.58             Loan Agreement between FFCA Acquisition Corporation and El Paso, dated June 1, 1999, for
                  $475,000.
---------------------------------------------------------------------------------------------------------------
10.59             Credit Agreement between Imperial Bank and El Paso, dated March 17, 1999, for a $500,000
                  Revolving Line of Credit.
---------------------------------------------------------------------------------------------------------------
10.60             Commitment Letter between FFCA Acquisition Corporation and El Paso, dated February 11, 1999, for $3,450,000.
---------------------------------------------------------------------------------------------------------------
27.1              Financial Data Schedule
---------------------------------------------------------------------------------------------------------------


          (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 1999.

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


                                                     EASYRIDERS, INC.
                                                     ----------------
                                                     (Registrant)



       Dated: August 11, 1999                        /s/ J. Robert Fabregas
                                                     ---------------------------
                                                     J. Robert Fabregas
                                                     Chief Financial Officer and
                                                     Executive Vice President