Form 10-Q
period 1999-09-30
EASYRIDERS INC
filed 1999-11-15
CIK 1065253

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999  Commission File No. 001-14509

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

     There were 23,828,565 shares of outstanding Common Stock of the Registrant as of November 10, 1999.


================================================================================

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                              September 30,   December 31,
                                                                  1999            1998
                                                          -----------------------------------
                                                              (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                     $   112,242     $   278,035
Restricted cash                                                                   313,640
Accounts receivable, less allowance for doubtful accounts
  of $445,442 (1999) and $395,681 (1998)                        3,106,555       2,874,779
Inventories                                                     3,957,067       3,975,443
Prepaid publication costs                                         718,956         629,375
Prepaid expenses and other                                      1,401,222         875,846
Receivable from shareholder                                       381,358         398,085
                                                              -----------     -----------

    Total current assets                                        9,677,400       9,345,203

PROPERTY AND EQUIPMENT, net                                     5,219,890       3,718,067

GOODWILL, net of accumulated amortization
  of $2,256,214 (1999) and $612,739 (1998)                     60,911,223      62,704,698

INTANGIBLE ASSETS, net of accumulated amortization
  of $152,610 (1999) and $36,538 (1998)                           815,183         809,409

OTHER ASSETS                                                      652,704         560,245
                                                              -----------     -----------

                                                              $77,276,400     $77,137,622
                                                              ===========     ===========

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)


                                                                         September 30,    December 31,
                                                                             1999             1998
                                                                      -----------------------------------
                                                                         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                         $  6,652,056      $  4,086,773
Accrued payroll and payroll related expenses                                1,379,160           589,861
Accrued interest payable                                                      979,307                 -
Other current liabilities                                                   1,386,462         1,659,631
Income taxes payable                                                                -             7,034
Current portion of deferred subscription and advertising income             4,204,049         3,348,420
Current portion of note payable to stockholder                                      -                 -
Current portion of long-term debt                                             997,293           558,748
                                                                         ------------      ------------

    Total current liabilities                                              15,598,327        10,250,467
                                                                         ------------      ------------

CONVERTIBLE DEBENTURES, net, including related party
  debentures of $1,000,000 (1999 and 1998)                                  1,316,667         1,316,667

NOTE PAYABLE TO STOCKHOLDER                                                11,575,000        13,000,000

LONG-TERM DEBT, net of current portion and debt discount, including
   related party indebtedness of $762,406 (1999) and $895,304 (1998)       22,990,420        22,713,670

OTHER LONG TERM LIABILITIES, including deferred subscription
  revenues of $1,092,895 (1999) and $549,838 (1998)                         1,269,707           799,838

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized, none outstanding
Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 22,611,155 shares (1999) and 19,295,375 shares (1998)            22,611            19,295
  outstanding
Additional paid in capital                                                 58,580,899        54,318,590
Receivable from the sale of stock                                          (7,300,000)       (7,300,000)
Accumulated deficit                                                       (26,777,231)      (17,980,905)
                                                                         ------------      ------------

    Total stockholders' equity                                             24,526,279        29,056,980
                                                                         ------------      ------------

                                                                         $ 77,276,400      $ 77,137,622
                                                                         ============      ============


          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                              For the Three Months Ended              For the Nine Months Ended
                                                                     September 30,                          September 30,
                                                               1999                1998                1999                1998
                                                        --------------------------------------------------------------------------
                                                                      (unaudited)                            (unaudited)
SALES                                                      $ 11,643,932        $  1,416,563        $ 33,692,909        $  2,240,718

COST OF SALES                                                 9,613,755             831,990          26,981,972           1,218,954
                                                           ------------        ------------        ------------        ------------

GROSS MARGIN                                                  2,030,177             584,573           6,710,937           1,021,764

EXPENSES:
Selling, general, and administrative                          3,740,591           1,570,602           9,957,553           3,617,625
Depreciation and amortization                                   796,660             109,543           2,348,605             232,531
Stock issuance expenses                                         100,000                                 700,000           1,888,867
Loss on sale of restaurant to related party                           -             467,774                   -           1,099,760
                                                           ------------        ------------        ------------        ------------

  Total expenses                                              4,637,251           2,147,919          13,006,158           6,838,783
                                                           ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                                         (2,607,074)         (1,563,346)         (6,295,221)         (5,817,019)

OTHER INCOME (EXPENSE)                                          208,835               6,269             184,443               6,269
INTEREST EXPENSE                                               (906,891)           (380,812)         (2,679,323)         (1,324,313)
                                                           ------------        ------------        ------------        ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                       (3,305,130)         (1,937,889)         (8,790,101)         (7,135,063)

PROVISION FOR INCOME TAXES                                        2,075                                   6,225
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                   $ (3,307,205)       $ (1,937,889)       $ (8,796,326)       $ (7,135,063)
                                                           ============        ============        ============        ============

COMPREHENSIVE LOSS                                         $ (3,307,205)       $ (1,937,889)       $ (8,796,326)       $ (7,135,063)
                                                           ============        ============        ============        ============

NET LOSS PER SHARE - BASIC AND DILUTED                     $      (0.15)       $      (0.19)       $      (0.41)       $      (0.78)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING - BASIC AND DILUTED                           22,521,173          10,012,929          21,232,493           9,143,064
                                                           ============        ============        ============        ============


          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      For the Nine Months Ended
                                                                                                           September 30,
                                                                                                     1999                  1998
                                                                                                ------------------------------------
                                                                                                             (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                                                         $ (8,796,326)         $ (7,135,063)
Adjustments to reconcile net loss to net cash used in operating activities:
  Stock issuance expenses                                                                             700,000             1,888,867
  Stock issued for services                                                                            65,625               616,000
  Depreciation and amortization                                                                     2,348,605               232,531
  Loss on sale of restaurant to related party                                                                             1,099,760
  Loss on sale of fixed assets                                                                        132,602
  Loss on sale of stock held for investment                                                            20,959
  Loss on write-off of intangible                                                                      20,507
  Amortization of debt issuance costs                                                                 236,082             1,202,870
  Increase (decrease) in cash resulting from changes in operating accounts:
    Current assets                                                                                   (518,949)              412,041
    Other assets                                                                                    4,834,315                46,093
    Current liabilities                                                                              (141,482)             (140,307)
    Other long-term liabilities                                                                       469,869              (280,717)
                                                                                                 ------------          ------------
      Net cash used in operating activities                                                          (628,193)           (2,057,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, less cash acquired                                                                          (18,801,876)
Proceeds from sale of fixed assets                                                                      3,000               215,325
Purchase of intangible assets                                                                        (142,859)
Purchase of fixed assets                                                                           (2,113,036)             (203,496)
                                                                                                 ------------          ------------
      Net cash used in investing activities                                                        (2,252,895)          (18,790,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible debentures and debt                                                           951,377            22,600,000
Common stock issued for cash                                                                        2,000,000             5,000,000
Payments of stockholders advances                                                                                          (201,350)
Payment of long-term debt and capital leases                                                         (236,082)           (7,648,105)
                                                                                                 ------------          ------------
      Net cash provided by financing activities                                                     2,715,295            19,750,545
                                                                                                 ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             $   (165,793)         $ (1,097,427)

CASH AND CASH EQUIVALENTS, beginning of year                                                          278,035             1,262,633
                                                                                                 ------------          ------------
CASH AND CASH EQUIVALENTS, end of year                                                           $    112,242          $    165,206
                                                                                                 ============          ============

SUPPLEMENTAL CASH FLOW INFORMATION -
  Cash paid for interest                                                                         $  2,515,361          $     92,467
                                                                                                 ============          ============
NONCASH FINANCING ACTIVITIES:
Common stock issued in settlement of debt                                                        $  1,500,000

          See accompanying notes to consolidated financial statements

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (unaudited)
--------------------------------------------------------------------------------

1.      GENERAL BASIS OF PRESENTATION

        The information set forth in these condensed financial statements as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998 is unaudited. The information reflects all adjustments consisting only of normal recurring entries that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations for the full fiscal year.

        Certain information in the footnote disclosures normally included in the annual financial statements has been condensed or omitted, in accordance with the rules and regulations of the Securities and Exchange Commission.

        Easyriders, Inc. (Easyriders or the Company) was incorporated in the State of Delaware on May 13, 1998, and for financial reporting purposes is the successor to Newriders, Inc. On September 23, 1998, Easyriders, Inc. consummated a series of transactions (collectively, the Reorganization), including the following: (i) the merger of a subsidiary of Easyriders with and into Newriders, Inc. (Newriders) (the Merger) upon which the shareholders of Newriders exchanged their stock on a 2-for-1 basis for Easyriders, Inc. common stock; (ii) the acquisition by Easyriders of all of the outstanding common stock of Paisano Publications, Inc. (Paisano Publications), a California corporation, and certain affiliated corporations (collectively, the Paisano Companies); and (iii) the acquisition by Newriders of all of the outstanding membership interests of M&B Restaurants, L.C. (El Paso), a Texas limited liability company.

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

        The Paisano Companies consist of Paisano Publications; Easyriders of Columbus, Inc., an Ohio corporation; Easyriders Franchising, Inc., a California corporation; Easyriders Events, Inc., a California corporation; Bros Club, Inc., a California corporation; and Associated Rodeo Riders on Wheels, a California corporation. Paisano Publications publishes 14 special-interest magazines directed to motorcycle, hot-rod, and tattoo enthusiasts. Other Paisano Companies market a line of apparel and other products designed to appeal to motorcycle, hot-rod, and tattoo enthusiasts, and own three Easyriders stores and have franchised 24 additional stores that sell Easyriders apparel, customized new and used American-made motorcycles, and motorcycle accessories.

        El Paso is a Texas limited liability company, which owns and operates four barbecue and smoked meat restaurants, three of which are located in Arizona and one of which is located in Oklahoma. The restaurants are operated under the name "El Paso Bar-B-Que."

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (unaudited)
--------------------------------------------------------------------------------

        Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications and El Paso.

2.      LONG-TERM DEBT

        El Paso - In March 1999, El Paso completed negotiations for a $500,000 unsecured revolving line of credit to be used for general corporate purposes. This credit facility bears interest at a rate of prime plus 0.5%, and matures on March 15, 2000. At September 30, 1999, $372,000 was owed under this credit facility.

        In June 1999, El Paso borrowed $475,000 from a qualified lender to complete the build-out of its El Paso Bar-B-Que in Tulsa, Oklahoma. This unsecured loan bears interest at a rate of 10.5% per annum, matures on July 1, 2009, and requires monthly payments of principal and interest to commence August 1, 1999. During the quarter ended September 30, 1999, approximately $13,000 was repaid on this loan.

        Paisano Publications - Based on the results for the quarter ended September 30, 1999, Paisano was in violation of the leverage ratio, the minimum consolidated EBITDA and the interest coverage ratio required under the financial covenants of the Nomura Credit Agreement.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (unaudited)
--------------------------------------------------------------------------------

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

        Stock issued to settle litigation - On August 3, 1999, the Company issued 50,000 shares of the common stock of the Company in settlement of a dispute with an ex-employee. Compensation expense was recognized equal to the fair market value of such shares on the date of issuance.

        Stock Option Grants - During the nine months ended September 30, 1999, the Board of Directors of the Company authorized the granting of 1,727,000 options to employees, consultants and directors of the company, 1,227,000 were granted under the Company's 1998 Executive Incentive Compensation plan, and 500,000 were granted outside of the plan. SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require the Company to record compensation cost for employee stock option grants. The Company has chosen to continue to account for employee option grants using Accounting Principles Board Opinion No. 25.

4.      CONTINGENCIES

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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (unaudited)
--------------------------------------------------------------------------------

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


------------------------------------------------------------------------------------------------------------------------------------

                                                     Goods and           Food                             Other
                                     Publishing       Services          Service        Franchising      Operations         Totals
------------------------------------------------------------------------------------------------------------------------------------

Sales external customers -Quarter
ended September 30, 1999              6,146,982       1,269,292        2,374,637           25,000        1,828,021       11,643,932
Sales external customers -
Year-to date September 30, 1999      17,723,427       4,496,050        8,205,768          103,137        3,164,527       33,692,909
Income (loss) from operations-
Quarter ended September 30, 1999        565,049        (203,925)        (317,351)        (538,448)        (150,925)        (645,600)

Income (loss) from operations-
Year-to-date September 30, 1999       1,933,365        (396,641)         112,515       (1,706,813)        (219,129)        (276,703)

Segment Assets                        8,959,294       1,411,362        5,150,049           44,803          687,427       16,252,935
Capital Expenditures                    464,882           4,660        1,626,494               --           17,000        2,113,036
Depreciation/Amortization -
Quarter ended September 30, 1999         85,334          12,087          123,442            2,119           18,954          241,936
Depreciation/Amortization -
Year-to-date September 30, 1999         225,499          36,260          341,677            6,356           75,126          684,918


        The historical results of the Company represent the results of Newriders, Inc. only and therefore no segment information is provided for prior years. The operations of Newriders, Inc. are considered to be one component of the food service segment.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (unaudited)
--------------------------------------------------------------------------------

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

Quarter ended September 30, 1999:
Income (loss) from operations included in segment disclosure     $   (645,600)
Unallocated, selling, general, and administrative                  (1,961,474)
                                                                 ------------
Loss from operations                                             $ (2,607,074)
                                                                 ============

Year-to-date September 30, 1999:
Income (loss) from operations included in segment disclosure     $   (276,703)
Unallocated, selling, general, and administrative                  (6,018,518)
                                                                 ------------
Loss from operations                                             $ (6,295,221)
                                                                 ============

As at September 30, 1999:
Segment assets                                                   $ 16,252,935
Cash and cash equivalents                                             112,242
Goodwill                                                           60,911,223
                                                                 ------------

Total Assets                                                     $ 77,276,400
                                                                 ============

Quarter ended September 30, 1999:
Depreciation and amortization included in segment disclosure     $    241,936
Amortization of goodwill                                              554,724
                                                                 ------------
Depreciation and amortization                                    $    796,660
                                                                 ============

Year-to-date September 30, 1999:
Depreciation and amortization included in segment disclosure     $    684,918
Amortization of goodwill                                            1,663,687
                                                                 ------------
Depreciation and amortization                                    $  2,348,605
                                                                 ============


Revenues concerning principal geographic areas are as follows based on customer location:


                    USA         Canada      Germany       UK       Australia      Other          Total
QE 9/30/99       10,727,953     274,217     123,241     127,236     112,110       279,175     $11,643,932
YTD 9/30/99      30,611,790     794,813     422,898     419,216     336,640     1,107,552      33,692,909

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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (unaudited)
--------------------------------------------------------------------------------

6.      SUBSEQUENT EVENTS

        In October 1999, Paisano Publications issued an Increasing Rate Secured Promissory Note in the amount of $275,000 to a qualified lender. This loan bears interest at a rate of 13% per annum, plus additional capitalized interest at a rate of 7% per annum which increases by 1% monthly beginning on April 14, 2000. Interest is due and payable monthly, and the principal balance with any accrued interest is due and payable on or before October 14, 2000. To the extent that the Note has not been repaid in full, the Company will issue a warrant to the holder to purchase up to 100,000 shares of common stock on the sixth month anniversary, 400,000 shares of common stock on the ninth month anniversary and 500,000 shares of common stock on the twelfth month anniversary of the closing date of the Note. The warrant exercise price will be $0.01 per share. The Note is guaranteed by Newriders, Inc. and is secured by all of the common stock held by Newriders, Inc. in El Paso. The proceeds are to be used for general working capital purposes.

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

         On September 23, 1998, Easyriders consummated a series of transactions including the following: (i) the acquisition by Easyriders from Joseph Teresi of all of the outstanding common stock of Paisano Publications and certain affiliated corporations that engage in publishing special interest magazines relating to motorcycles and tattooing, marketing motorcycle apparel and accessories, promoting motorcycle and tattoo related events, and franchising retail stores that market motorcycle apparel and accessories; (ii) the acquisition by Newriders of all of the outstanding membership interests of El Paso, which engages in the operation of four restaurants under the name "El Paso Bar-B-Que"; and (iii) the merger of a subsidiary of Easyriders with and into Newriders.

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

Results of Operations

The following table sets forth certain operating data for Easyriders and Newriders for the three months ended September 30, 1999 and 1998:


                                                         Paisano
                                    Easyriders          Companies          EL Paso          Consolidated        Newriders
                                                           For the Three Months Ended September 30,
                                  -------------------------------------------------------------------------------------------
                                       1999               1999               1999               1999               1998
                                                                          (unaudited)
SALES
Publishing                         $          -       $  6,146,982       $          -       $  6,146,982       $          -
Goods and services                                       1,269,292                             1,269,292
Food service                                                                2,374,637          2,374,637          1,416,563
Franchising                                                 25,000                                25,000
Other operations                                         1,828,021                             1,828,021
                                  -------------------------------------------------------------------------------------------
                                              -          9,269,295          2,374,637         11,643,932          1,416,563

COST OF SALES
Publishing                                               5,026,859                             5,026,859
Goods and services                                       1,449,489                             1,449,489
Food service                                                                1,621,445          1,621,445            831,990
Franchising                                                      -                                     -
Other operations                                         1,515,962                             1,515,962
                                  -------------------------------------------------------------------------------------------
                                              -          7,992,310          1,621,445          9,613,755            831,990

GROSS MARGIN
Publishing                                    -          1,120,123                  -          1,120,123
Goods and services                            -           (180,197)                 -           (180,197)
Food service                                  -                  -            753,192            753,192            584,573
Franchising                                   -             25,000                  -             25,000
Other operations                              -            312,059                  -            312,059
                                  -------------------------------------------------------------------------------------------
                                              -          1,276,985            753,192          2,030,177            584,573

EXPENSES
Publishing                                                 555,074                               555,074
Goods and services                                          23,728                                23,728
Food service                                                                1,070,543          1,070,543          2,147,919
Franchising                                                563,448                               563,448
Other operations                                           462,984                               462,984
Unallocated expenses                    884,386          1,077,088                             1,961,474
                                  -------------------------------------------------------------------------------------------
                                        884,386          2,682,322          1,070,543          4,637,251          2,147,919

INCOME (LOSS) FROM OPERATIONS
Publishing                                    -            565,049                  -            565,049
Goods and services                            -           (203,925)                 -           (203,925)
Food service                                  -                  -           (317,351)          (317,351)        (1,563,346)
Franchising                                   -           (538,448)                 -           (538,448)
Other operations                              -           (150,925)                 -           (150,925)
Unallocated                            (884,386)        (1,077,088)                 -         (1,961,474)                 -
                                  -------------------------------------------------------------------------------------------
                                   $   (884,386)      $ (1,405,337)      $   (317,351)      $ (2,607,074)      $ (1,563,346
                                  ===========================================================================================

NET INCOME (LOSS)                  $   (875,860)      $ (2,052,576)      $   (378,769)      $ (3,307,205)      $ (1,937,889)
                                  ===========================================================================================

EBITDA                             $   (500,235)      $   (892,419)      $   (108,925)      $ (1,501,579)      $ (1,447,534)
                                  ===========================================================================================


The following table sets forth certain operating data for Easyriders and Newriders for the nine months ended September 30, 1999 and 1998:


                                                         Paisano
                                    Easyriders          Companies           El Paso         Consolidated        Newriders
                                                            For the Nine Months Ended September 30,
                                 ---------------------------------------------------------------------------------------------
                                       1999               1999               1999               1999               1998
                                                                          (unaudited)
SALES
Publishing                         $          -       $ 17,723,427       $          -       $ 17,723,427       $          -
Goods and services                                       4,496,050                             4,496,050
Food service                                                                8,205,768          8,205,768          2,240,718
Franchising                                                103,137                               103,137
Other operations                                         3,164,527                             3,164,527
                                 ---------------------------------------------------------------------------------------------
                                              -         25,487,141          8,205,768         33,692,909          2,240,718

COST OF SALES
Publishing                                              14,155,827                            14,155,827
Goods and services                                       4,686,912                             4,686,912
Food service                                                                5,191,846          5,191,846          1,218,954
Franchising                                                      -                                     -
Other operations                                         2,947,387                             2,947,387
                                 ---------------------------------------------------------------------------------------------
                                                        21,790,126          5,191,846         26,981,972          1,218,954

GROSS MARGIN
Publishing                                    -          3,567,600                  -          3,567,600
Goods and services                            -           (190,862)                 -           (190,862)
Food service                                  -                  -          3,013,922          3,013,922          1,021,764
Franchising                                                103,137                               103,137
Other operations                              -            217,140                  -            217,140
                                 ---------------------------------------------------------------------------------------------
                                              -          3,697,015          3,013,922          6,710,937          1,021,764

EXPENSES
Publishing                                               1,634,235                             1,634,235
Goods and services                                         205,779                               205,779
Food service                                                                2,901,407          2,901,407          6,838,783
Franchising                                              1,809,950                             1,809,950
Other operations                                           436,269                               436,269
Unallocated expenses                  3,053,055          2,965,463                             6,018,518                  -
                                 ---------------------------------------------------------------------------------------------
                                      3,053,055          7,051,696          2,901,407         13,006,158          6,838,783

INCOME (LOSS) FROM OPERATIONS
Publishing                                    -          1,933,365                  -          1,933,365
Goods and services                            -           (396,641)                 -           (396,641)
Food service                                  -                  -            112,515            112,515         (5,817,019)
Franchising                          (1,706,813)        (1,706,813)
Other operations                              -           (219,129)                 -           (219,129)
Unallocated                          (3,053,055)        (2,965,463)                 -         (6,018,518)                 -
                                 ---------------------------------------------------------------------------------------------
                                   $ (3,053,055)      $ (3,354,681)      $    112,515       $ (6,295,221)      $ (5,817,019)
                                 =============================================================================================

NET INCOME (LOSS)                  $ (3,551,341)      $ (5,243,555)      $     (1,430)      $ (8,796,326)      $ (7,135,063)
                                 =============================================================================================

EBITDA                             $ (1,964,728)      $ (1,806,588)      $    709,143       $ (3,062,173)      $ (3,689,352)
                                 =============================================================================================


Results of Operations: Easyriders, Inc. Consolidated

         During the three months ended September 30, 1999, the Company experienced a net loss in the amount of $3,307,205 (or $0.15 per share), compared with a net loss of $1,937,889 (or $0.19 per share) for the three months ended September 30, 1998. The net loss for the nine months ended September 30, 1999 was $8,796,326 (or $0.41 per share), compared with a net loss of $7,135,063 (or $0.78 per share) for the same period in the prior year. The Company experienced negative EBITDA in the amount of $1,501,579 and $3,062,173 for the three and nine months ended September 30, 1999, respectively, compared with negative EBITDA of $1,447,534 and $3,689,352 for the three and nine months ended September 30, 1998.

         The increased loss for the three months ended September 30, 1999 can be substantially attributed to the increase in gross margin of $1,445,604, generated primarily by Paisano Publications and by El Paso, offset by the increase in operating expenses of $2,489,332 and by the increase in non-operational expenses of $323,513.

         The increased loss for the nine months ended September 30, 1999 can be substantially attributed to the increase in operating expenses for the combined operations of the Company and Newriders of $6,167,375 together with the increase in non-operational expenses of $1,176,836, offset by the increase in gross margin of $5,689,173, generated primarily by Paisano Publications and by El Paso.

Results of Operations: Paisano Companies

         The operating results of the Company for both the three and nine months ended September 30, 1999 include the results for the Paisano Companies.

         The Paisano Companies' sales totaling $9,269,295 and $25,487,141 for the three and nine months ended September 30, 1999, respectively, include sales from the publishing segment of $6,146,982 and $17,723,427, sales from the goods and services segment of $1,269,292 and $4,496,050, sales from the franchising segment of $25,000 and $103,137, and sales from other segments of $1,828,021 and $3,164,527. The Paisano Companies' gross margin totaling $1,276,985 and $3,697,015 for the three and nine months ended September 30, 1999, respectively, includes margin from the publishing segment of $1,120,123 and $3,567,600, negative margin from the goods and services segment of $180,197 and $190,862, margin from the franchising segment of $25,000 and $103,137, and margin from other segments of $312,059 and $217,140. The Paisano Companies' loss from operations totaling $1,405,337 and $3,354,681 for the three and nine months ended September 30, 1999, respectively, includes income from operations of $565,049 and $1,933,365 from the publishing segment, loss from operations of the goods and services segment of $203,925 and $396,641, loss from operations of the franchising segment of $538,448 and $1,706,813, loss from operations of other segments of $150,925 and $219,129, and expenses not allocated to any segment of $1,077,088 and $2,965,463.

         The Paisano Companies' publishing segment includes sales generated from subscription sales, newsstand sales and advertising sales related to the Companies' fourteen special interest magazines. The related cost of sales includes direct costs related to the sales consisting primarily of printing, publication and distribution costs. The goods and services segment includes sales generated from the sale of apparel and other products through its mail order catalogs, retail store, and franchise programs. The related cost of sales includes the costs of the apparel and other products. The franchising segment includes sales generated through royalties and franchise fees charged to the Companies' 24 operating franchisees.

There is no related cost of sales. The Paisano Companies' other segments primarily includes Easyriders Events, Inc., which generates substantially all of its sales from the sale of tickets to its motorcycle rodeos, motorcycle shows, and tattoo shows. The related cost of sales includes the direct costs of promoting the events.

         The Paisano Companies' operating expenses of $2,682,322 and $7,051,696 for the three and nine months ended September 30, 1999, respectively, include $1,605,234 and $4,086,233 of expenses specifically allocated to individual segments and $1,077,088 and $2,965,463 which have not been allocated to any one segment. The allocated expenses include payroll, promotion, and other general and administrative expenses specifically attributable to the business segment. The unallocated expenses include payroll and related benefits, professional fees, consulting, rent and other expenses not specifically attributable to any one segment. Unallocated payroll and related benefits for the Paisano Companies for the three and nine month periods ended September 30, 1999 totaled $404,742 and $1,328,818, respectively. Depreciation and amortization for the same periods totaled $555,074 and $1,634,235, related primarily to $469,740 and $1,408,736 in amortization of the $56,368,752 in goodwill created out of the Paisano Companies' acquisition by the Company.

         Interest expense for the Paisano Companies totaled $588,264 and $1,734,013 for the three and nine months ended September 30, 1999, respectively, which is primarily attributable to the debt issued to finance the Company's acquisition of the Paisano Companies.

         Net loss for the Paisano Companies was $2,052,576 and $5,243,555 for the three and nine months ended September 30, 1999, respectively, with negative EBITDA of $892,419 and $1,806,588.

         The principal raw material used in publishing operations of the Paisano Companies is paper. Paper costs represented approximately 15% and 16% of Paisano Publications' production, selling and other direct costs for the three and nine months ended September 30, 1999, respectively. Certain commodity grades of paper have shown considerable price volatility over the last decade. There can be no assurance that future fluctuations in paper prices will not have a material adverse effect on the Paisano Companies' results of operations or financial condition.

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

Results of Operations: El Paso

         The operating results of the Company for both the three and nine months ended September 30, 1999, include the results for E1 Paso. The results for 1998 include the results for El Paso for only the 7 day period subsequent to the date of the Reorganization.

         E1 Paso's sales from its four El Paso Bar-B-Que Restaurants totaled $2,374,637 and $8,205,768 for the three and nine months ended September 30, 1999, respectively, with cost of sales totaling $1,621,445 and $5,191,846 for the same periods. Cost of sales includes food costs of $737,135 and $2,472,422 for the three and nine month periods, and direct payroll costs related to the operations of the restaurants of $884,310 and $2,719,424 for the same periods. The gross margin was $753,192 and $3,013,922, or 31.7% and 36.7% of sales, for the three and nine months ended September 30, 1999, respectively. Operating expenses for El Paso for the three and nine month periods totaled $1,070,543 and $2,901,407, respectively, or 45.1% and 35.4% of sales, and include depreciation and amortization of $208,426 and $596,628. Interest expense associated with debt used to finance the restaurants and capital leases was $63,112 and $186,065 for the three and nine months ended September 30, 1999. Net loss for the three and nine months ended September 30, 1999 was ($378,769) and ($1,430), respectively, and EBITDA was ($108,925) and $709,143 for the same periods.

Liquidity and Capital Resources

         The Company's primary cash requirements are to fund the Company's working capital needs, primarily accounts receivable, inventory and prepaid expenses and to service its debt. On September 30, 1999, the Company had negative working capital of approximately $5.9 million due primarily to the loss sustained during the three month period ended September 30, 1999 and to deferred subscription and advertising income.

         Cash used in operating activities during the nine month period ended September 30, 1999 totaled approximately $0.6 million. The operating loss of $8.8 million was offset by several non-cash charges including $2.6 million for depreciation and amortization, $0.7 million for stock issuance expenses, and $0.2 million for losses on the sale of assets. Cash of $4.7 million was provided by changes in operating accounts.

         Net cash used in investing activities totaled $2.3 million, and represented cash paid for capital expenditures.

         Upon its acquisition by the Company, Paisano Publications obtained an aggregate of $22,000,000 in financing (the "Nomura Indebtedness") from Nomura Holding American, Inc. (the "Lender"). This financing was comprised of $17,000,000 of senior term loans (the "Term Loans") and $5,000,000 of revolving loans (the "Revolving Loans"). The proceeds from the Term Loans plus $3,500,000 of the Revolving Loans were used to repay certain promissory notes issued to the shareholder of the Paisano Companies in conjunction with the acquisition of the Paisano Companies, and to pay certain acquisition expenses. To the extent that Paisano Publications is in compliance with the terms of the Nomura Indebtedness, any unused portion of the Revolving Loans may be used by Paisano Publications for working capital purposes. At September 30, 1999, there was $1,250,000 of available borrowings under the Revolving Loans. On October 1, 1999, the Company borrowed another $625,000 against the Revolving Loans, reducing the available balance to $625,000. Paisano is currently in discussions to resolve the technical default of several financial covenants required by the Nomura Credit Agreement.

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

         At the end of each one-month period in which the Term Loans are outstanding, Paisano Publications is required to prepay the Term Loans in an aggregate principal amount equal to 35% of Excess Cash Flow, as defined in the Credit Agreement, for such period, to the extent such Excess Cash Flow is achieved. Because this prepayment is dependent upon Excess Cash Flow, no amounts have been classified as current at September 30, 1999.

         Subject to certain limitations on dividends, provided that no event of default has occurred, Paisano Publications may loan funds to the Company monthly, limited to the lessor of $100,000 or 35% of the Excess Cash Flow for the preceding monthly period. As of September 30, 1999, Paisano Publications has been able to provide $102,915 of funding to the Company based on Paisano's attainment of Excess Cash Flow. The inability of Paisano Publications to provide funds to the Company in the future can adversely impact the ability of the Company to repay certain expenses of the Company.

         Because the Nomura Indebtedness includes restrictions on the ability of the Paisano Companies to transfer funds to the Company in the form of cash dividends, loans or advances, the net assets of the Paisano Companies are considered to be restricted. The restricted net assets of the Paisano Companies on September 30, 1999 total $34,167,572.

         The Nomura Indebtedness contains numerous operating and financial covenants, including but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures. Based on the results for the quarter ended September 30, 1999, Paisano was in violation of several financial covenants including the required leverage ratio, the required minimum consolidated EBITDA and the required interest coverage ratio. Paisano is currently in discussions with the lender to resolve the technical defaults.

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

         In March, 1999, El Paso completed negotiations for a $500,000 unsecured revolving line of credit to be used for general corporate purposes. This credit facility bears interest at a rate of prime plus 0.5%, and matures on March 15, 2000. At September 30, 1999, $372,000 was owing under this credit facility.

         In June 1999, El Paso borrowed $475,000 from a qualified lender to complete the build-out of its El Paso Bar-B-Que in Tulsa, Oklahoma. This unsecured loan bears interest at a rate of 10.5% per annum, matures on July 1, 2009, and requires monthly payments of principal and interest to commence August 1, 1999. Through September 30, 1999, approximately $13,000 had been paid against this loan.

         In October 1999, Paisano Publications borrowed $275,000 from a qualified lender. This loan is subordinate to the Nomura Indebtedness. The loan bears interest at a rate of 7% per annum (increasing by 1% monthly beginning April 14, 2000), and is due and payable with accrued interest on October 14, 2000. The funds are to be used for general working capital purposes.

         The Company is presently attempting to secure a cash infusion and to accelerate cash flow, through the pursuit of various approaches, including selling certain assets, drawing down funds available under the revolving credit portion of the Nomura Credit Agreement and consummating certain business transactions. The Company is also evaluating the issuance of additional debt or equity securities. While the Company believes that such efforts, together with ongoing operations, will enable the Company to meet its anticipated cash needs for the next 12 months, there can be no assurance that this will be the case. In the event that the Company is unsuccessful in its efforts to raise capital beyond that which is projected to be realized from current operations, the Company will not be able to meet its liquidity obligations in the near future.

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

         The Company has reviewed its business processes and internal information systems, including its computer systems to determine whether the Company's software applications and computer and information systems are compliant with the Year 2000. The Company is in the process of upgrading its computer system to be Year 2000 compliant and anticipates completing this process by the end of November, 1999. In addition, the Company is querying all of its major suppliers and customers as to their progress in identifying and addressing Year 2000 problems. The Company's products do not have any material Year 2000 problems. While the Company believes that its business processes and internal information systems will be fully compliant for the Year 2000, there can be no assurance that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its business processes or internal information systems, which are comprised predominantly of third party software and hardware. The Company does not currently anticipate that the Year 2000 issue will have a material impact on its business, financial condition or results of operations as total costs are not anticipated to exceed $150,000.

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

Interest Rates

         The Company is subject to certain interest rate risk related to the Term Loans. The Term Loans mature on September 23, 2001 and bear interest at an annual rate equal to the prime rate of the Lendor plus 1.85% payable monthly. The interest rate on the balance of $16,376,611 outstanding on September 30, 1999 was 10.1 %. An increase in interest rates of 1% would result in an increase in interest expense of approximately $164,000 per annum.

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

The Pierce Litigation

  An involuntary bankruptcy proceeding was filed against Rick Pierce, a former shareholder of Newriders, on September 23, 1998 in the United States Bankruptcy Court, Eastern District of California, Fresno Division Case No. 98-19111-A-11. The bankruptcy was filed against Mr. Pierce before Pierce had returned certain stock certificates evidencing shares of Newriders Common Stock to Newriders in accordance with certain contractual arrangements regarding the Reorganization. By complaint filed November 20, 1998 and amended in February 1999, Easyriders and Newriders commenced an adversary proceeding against the Pierce Bankruptcy Estate and other parties who claim an interest in the share certificates through various transactions with Mr. Pierce. The action sought a declaratory judgment confirming that the Newriders certificates were canceled pursuant to the merger and that the Bankruptcy Estate has no claim to the Newriders certificates and a decision enjoining any transfer of Newriders stock. In March 1999, Mr. Pierce, as debtor in possession, filed an amended counterclaim and cross-claim seeking reinstatement and return of his Newriders stock certificate, delivery of the Easyriders stock due in the Reorganization and seeking damages of at least $20 million based on various claims including breach of contract, breach of fiduciary duty, fraud, and fraudulent transfer generally arising out of the Reorganization (the "Adversary Claims"). The Adversary Claims have been asserted against Easyriders, Newriders, Messrs. Martin and Teresi and a former officer of Easyriders and others now claiming an interest in the shares through transactions with Mr. Pierce. Easyriders denies these allegations, is vigorously opposing such claims, and has filed a response to the counterclaim and other supplemental pleadings. On August 5, 1999, the Adversary Claims were transferred for adjudication to the Federal District Court in Fresno.

  On September 9 and 10 a settlement conference was held in San Francisco, at which the Company presented its argument that the Adversary Claims are without merit and are not supported by written documentation or evidence of any kind, other than the uncorroborated testimony of Mr. Pierce. On October 1, 1999 Mr. Pierce was arrested in Fresno, California as the result of a 29-count Federal indictment charging Mr. Pierce and his brother, Kevin, with conspiracy, mail fraud and money laundering. According to the indictment, Mr. Pierce and his brother devised a scheme to defraud 342 mostly elderly or retired individuals in connection with a real estate development project that was never completed, and operated as a "Ponzi" scheme whereby money from new investors was used to pay a guaranteed interest payment to earlier investors. Subsequently, Mr. Pierce was denied bail after a finding that he presented a substantial flight risk, and he remains in custody awaiting trial.

  As a result of the foregoing, in October, 1999 (i) the bankruptcy proceeding was converted from a Chapter 11 proceeding to a Chapter 7 proceeding, (ii) the creditor's committee, comprised in part of nominees of Mr. Pierce, was disbanded, and (iii) a trustee was appointed to administer the bankruptcy estate and begin an aggressive search for cash assets believed to have been placed in off-shore accounts by Mr. Pierce, as alleged in the Federal indictment. On the basis of these developments, including the settlement conference, the Company now believes that it likely that the Adversary Claims will be dismissed with no material adverse consequences to the Company, and that in any event the Adversary Claims could be successfully defended if necessary.

The Steel Horses Arbitration

     On January 5, 1998 a Demand for Arbitration was filed with the American Arbitration Association against Paisano Publications, Easyriders Franchising, Inc. ("EFI") and certain officers of the Company. This action was commenced by Steel Horses, Inc. dba Easyriders of Chicago (the "Chicago Franchisee"), and arises out of the Franchise Agreement entered into in 1994 between Steel Horses and EFI. This action (the "Arbitration Action") was brought before an arbitration panel in Los Angeles, California. The Chicago Franchisee alleged that EFI understated the capital requirements of the business opportunity, and sought compensatory damages of at least $500,000, plus punitive damages under various theories of recovery, including violation of the Illinois Franchise Disclosure Act, violation of other Illinois business practices statutes, fraud and breach of the 1994 Franchise Agreement. EFI and Paisano asserted that the claims of the Chicago Franchisee were without merit.

     On September 28, 1999, by mutual agreement of all parties after voluntary mediation, a settlement agreement was concluded which provided for formal dismissal of the Arbitration Action upon the satisfaction by Company of certain terms and conditions by on or about October 28, 1999. The settlement was based on the Company's belief that financing to cover a negotiated cash payment could be obtained, and, therefore, the settlement was conditioned upon the availability of this or a similar financing vehicle. The settlement agreement provided that it would be null and void if this contingency were not met. The Company did not finalize the required financing, as a result of which the Company considers the original settlement agreement to be null and void. However, the Company has indicated that it is willing to meet the essential monetary provisions of the original settlement, subject to agreement on revised terms of payment. Based on the history of the parties' negotiations and other relevant considerations, the Company believes that settlement of the Arbitration Action, upon modified terms, is still possible. There can be no assurance, however, that subsequent discussions and efforts will produce this result, and it is still possible, therefore, that arbitration proceedings could resume.

 Item 2.  Changes in Securities and Use of Proceeds.

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

     On August 3, 1999, the Company issued 50,000 shares of the common stock of the Company in settlement of a dispute with an ex-employee. The shares were valued at their market price, market price being determined as the closing price of the Common Stock on the American Stock Exchange on the date of issuance. The issuance of Easyriders Common Stock to the ex-employee was unanimously approved by the members of the Board of Directors. Pendent registration rights were provided.

Item 3.  Defaults Upon Senior Securities

         Based on the results for the quarter ended September 30, 1999, Paisano was in violation of several financial covenants contained in the Nomura Indebtedness Agreement including the required leverage ratio, the required minimum consolidated EBITDA and the required interest coverage ratio. Paisano is currently in discussions with the lender to resolve the technical defaults.

Item 4.  Submission of matters to a vote of security holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:


Exhibit   Description of Exhibit
-------   ----------------------
Number
--------------------------------------------------------------------------------
10.61 Securities Purchase Agreement between Siena Capital Partners, L.P. ("Siena Capital") and Paisano Publications, Inc., dated October 14, 1999, for the issue of a $275,000 Increasing Rate Secured Promissory Note
--------------------------------------------------------------------------------
10.62 Pledge and Guarantee Agreement between Newriders, Inc. and Siena Capital, dated October 14, 1999
--------------------------------------------------------------------------------
10.63 Warrant Agreement between Siena Capital and Easyriders, Inc., dated October 14, 1999
--------------------------------------------------------------------------------
10.64 Increasing Rate Secured Promissory Note executed by Paisano Publications, Inc., dated October 14, 1999
--------------------------------------------------------------------------------
10.65 Common Stock Purchase Warrant issued to Siena Capital by Easyriders, Inc., dated October 14, 1999
--------------------------------------------------------------------------------
10.66 Intercreditor and Subordination Agreement between Siena Capital, Nomura Holding America, Inc., Paisano Publications, Inc. and Easyriders, Inc., dated October 14, 1999
--------------------------------------------------------------------------------
10.67 Consent and Waiver under Note and Purchase Warrant, between Easyriders, Inc., Paisano Publications, Inc., and Nomura Holding America, Inc., dated October 14, 1999
--------------------------------------------------------------------------------
27.1      Financial Data Schedule
--------------------------------------------------------------------------------

         (b) Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the quarterly period ended September 30, 1999.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         EASYRIDERS, INC.
                                         (Registrant)




Dated: November 11, 1999                 /s/ J. Robert Fabregas
                                         ---------------------------------------
                                         J. Robert Fabregas
                                         Chief Financial Officer and
                                         Executive Vice President