Form 10-K
period 1999-12-31
EASYRIDERS INC
filed 2000-04-14
CIK 1065253

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ________________

                                   FORM 10-K
                                ________________

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-14509
                                               ---------

                                EASYRIDERS, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  33-0811505
 ------------------------------            ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

28210 Dorothy Drive, Agoura Hills, California             91301
---------------------------------------------            --------
  (Address of principal executive office)               (Zip Code)


Registrant's telephone number, including area code:     (818) 889-8740
                                                        --------------

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on April 5, 2000 was $7,875,207. There were 25,702,374 shares of Common Stock issued and outstanding as of April 5, 2000.

PART I

     Item 1.  Business
              --------

                          INFORMATION ABOUT EASYRIDERS

General

     Easyriders, Inc. ("Easyriders" or the "Company") is a corporation established under the laws of the state of Delaware on May 13, 1998. Easyriders currently derives substantially all of its revenues from the operations of two wholly-owned subsidiaries, Paisano Publications, Inc. ("Paisano Publications"), a California corporation, and M & B Restaurants, L.C. dba El Paso Bar-B-Que Company ("El Paso"), a Texas limited liability company.

Reorganization

     On September 23, 1998, Easyriders consummated a series of transactions (the "Reorganization") comprising the following: (a) the acquisition by Easyriders from Joseph Teresi of all of the outstanding common stock of Paisano Publications and certain affiliated corporations (the "Paisano Companies"), engaged at the time in (i) publishing special-interest magazines relating primarily to American-made "V-Twin" motorcycles and tattoo art, (ii) selling branded motorcycle apparel and accessories through a mail-order catalogue, events and franchise stores, (iii) producing motorcycle and tattoo-related events, and franchising retail stores to market its branded motorcycle apparel and accessories; (b) the acquisition by Easyriders of all of the outstanding membership interests of El Paso, which at the time was engaged in the operation of four restaurants under the name "El Paso Bar-B-Que"; and (c) the merger (the "Merger") of a subsidiary of Easyriders with and into Newriders, Inc., a Nevada corporation ("Newriders").

     As a result of the Merger (i) each two shares of Newriders common stock, par value $.01 per share (the "Newriders Common Stock") were exchanged for one share of Easyriders common stock, par value $.001 per share ("Easyriders Common Stock"), and the shareholders of Newriders immediately prior to the Merger became stockholders of Easyriders, (ii) all of the outstanding options, warrants and other convertible securities exercisable for or convertible into Newriders Common Stock were exchanged for the right to purchase or convert into one-half the number of shares of Easyriders Common Stock at an exercise price or conversion ratio per share equal to two times the exercise price or conversion ratio provided for in the stock option, warrant or other agreements evidencing such options, warrants or other convertible securities, and (iii) Newriders, the Paisano Companies and El Paso became wholly-owned subsidiaries of Easyriders/1/.

     At the time of the Reorganization, Easyriders and Paisano Publications entered into a Note and Warrant Purchase Agreement (the "Credit Agreement") with Nomura Holding America

----------------
/1/ Easyriders owns El Paso through Newriders, Inc., a Nevada corporation. Newriders, Inc. is a wholly-owned subsidiary of Easyriders.

Inc. ("Nomura" or "Lender"), pursuant to which Nomura agreed, subject to the satisfaction of certain terms and conditions, to lend Paisano Publications up to $22,000,000 (the "Nomura Indebtedness"). $20,500,000 was borrowed under the Credit Agreement at the time of the Reorganization and used as a portion of the consideration paid by Easyriders to Joseph Teresi to acquire the Paisano Companies. As of April 7, 2000, $300,000 is available for borrowing under the Credit Agreement.

Recent Developments

In late 1999 the Board of Directors approved a management proposal to streamline the Company's operations in order to concentrate on three principal lines of business, as follows:

   .  Magazine publishing in the motorcycle, automotive and tattoo lifestyle
      -------------------
      sectors, operated through Paisano Publications.

   .  Retail sales of Easyriders-branded merchandise, via a network of licensed
      ------------
      stores, as opposed to a franchise system. These operations are pursued through Easyriders Licensing, Inc., a California corporation and a wholly owned subsidiary of Newriders, Inc.

   .  Restaurant operations, development and franchising, operated by El Paso.
      ----------

     The implementation of this strategy (the "2000 Plan") has resulted in certain changes within the Company's operating units, as discussed herein.

     Effective February 7, 2000, Nomura entered into a consent and waiver pursuant to the Credit Agreement pursuant to which Nomura consented to (a) the issuance by Paisano of a promissory note in furtherance of the settlement of litigation (see Item 3, Legal Proceedings - The Steel Horses Arbitration), and
(b) an advance under the Nomura credit line of $325,000, and waived a previous event of default related to the late payment of a principal installment.

     On April 12, 2000, Nomura agreed to waive defaults under the Credit Agreement relating to maximum capital expenditures, maximum leverage ratios, minimum consolidated EBITDA, minimum consolidated net worth, minimum consolidated working capital and minimum interest coverage ratios, pursuant to a Second Amendment and Waiver Under Note and Warrant Purchase Agreement and Second Amendment to Warrant. In addition, Nomura agreed to amend the Credit Agreement in order to relax covenants for the 2000 calendar year relating to the maintenance of required levels of net worth and EBITDA, maximum leverage ratios and minimum interest coverage ratios. In consideration of the foregoing waivers and amendments, the Company agreed to reduce the exercise price on warrants to purchase 355,920 shares of Easyriders Common Stock issued to Nomura at the time the Credit Agreement was originally entered into, from $1.625 to "market price," as determined by a formula set forth in the Second Amendment to Warrant.

     Joseph Teresi, sole stockholder of Paisano Publications prior to the Reorganization, was issued 6,493,507 shares of the Company's common stock in the Reorganization. In addition, Mr. Teresi received promissory notes aggregating $13,000,000 (the "Contributor Notes"). The Contributor Notes consist of a subordinated promissory note in the amount of $5,000,000, a limited recourse subordinated promissory note in the amount of $5,000,000 secured by the Martin Mirror Note (as defined in the applicable instruments) and a subordinated promissory note in the amount of $3,000,000.

     During 1999, Mr. Teresi acquired an additional 1,801,790 shares of Common Stock through open market purchases and purchases directly from the Company for cash and/or the forgiveness of debt under the Contributor Notes. As part of the Nomura Consent and Waiver dated February 7, 2000, and in order to help alleviate the Company's cash flow problems, Mr. Teresi purchased on February 9, 2000 an additional 493,827 shares of the Company's Common Stock for $250,000 in cash. Concurrently, the Company's Chairman, John Martin made an identical purchase of 493,827 shares for $250,000 in cash. These shares were sold to Messrs. Teresi and Martin at a 25% discount from market price, market price being determined as the average daily closing price of the Common Stock on the American Stock Exchange over period of 10 consecutive trading days ending on and including February 4, 2000.

     As of April 1, 2000, the Company's promissory note obligations to Mr. Teresi were as follows:

Note                      Original Principal       Current Principal             Maturity             Accrued Interest
----                      ------------------       -----------------             --------             ----------------
Subordinated Short          $ 3,000,000              $ 3,000,000                  3-31-00               $  456,497
Term 10%
Subordinated 7%             $ 5,000,000              $ 3,575,000                  9-23-03               $  335,875
Mirror 7%                   $ 5,000,000              $ 5,000,000                  9-23-03               $  482,676
Totals                      $13,000,000              $11,575,000                                        $1,275,048

     Effective April 3, 2000 the Company's Board of Directors accepted a proposal advanced by Mr. Teresi, pursuant to which:

   . Mr. Teresi has agreed to forgive $3,446,787 of principal owed on the Subordinated 7% note, leaving a principal balance of $128,213, in exchange for 3,356,170 shares of the Company's Common Stock. This transaction is valued at full market price without discount, market price being determined as the average daily closing price of the Common Stock on the American Stock Exchange over 30 consecutive trading days ending on and including March 22, 2000, the date of the Company's last meeting of its Board of Directors.

   . Mr. Teresi has agreed to forgive (a) the residual balance due under the Subordinated 7% note of $128,213, (b) $96,739 of other obligations owed to Mr. Teresi by the Company in connection with rent and consulting fees, and
      (c) accrued interest on the Contributor Notes of $525,040, in exchange for the undertakings of Paisano Publications pursuant to an agreement involving the Company's events division. See, "Information about the Paisano Companies - Events Promotion and Management Activities," below.

   . Mr. Teresi has agreed to waive the default in payment of the Subordinated Short Term Note and to extend the maturity of that note until March 31, 2002, and to defer payment of interest accruing on such note until March 31, 2001.

   . Assets of the Company's Easyriders of Columbus store will be conveyed to Mr. Teresi in exchange for forgiveness of obligations owed to Mr. Teresi by Paisano Publications pertaining to accrued but unpaid consulting fees and rent. See "Information about the Paisano Companies - Easyriders of Columbus," below.

      In order to help alleviate the Company's liquidity concerns, El Paso is presently in negotiations with an independent third party concerning the sale of one of El Paso's restaurants in Arizona. Discussions have progressed to the point of a letter of intent which is subject to several contingencies. The transaction contemplates that the purchaser will pay cash for a 100% interest, and will then enter into a development agreement with El Paso pursuant to which the purchaser will develop additional El Paso restaurants as a franchisee of El Paso.


                    INFORMATION ABOUT THE PAISANO COMPANIES

General

       Paisano Publications is a California corporation organized on November 17, 1970. It presently has 84 employees, and is engaged primarily in the business of publishing magazines for the motorcycle and tattoo lifestyle markets. Paisano Publications has also acquired a number of domestic and international trademarks in classes pertaining to merchandise, apparel and non-publishing services, as part of an overall product licensing program. (See "Information about Easyriders Licensing," herein.)

       Easyriders of Columbus is an Ohio corporation organized on January 3, 1994. It presently has 16 employees and it owns and operates a flagship store that sells Easyriders apparel and offers motorcycle customization, custom and pre-owned motorcycle sales, motorcycle parts and accessory sales, motorcycle servicing, a cafe, custom leather and embroidery and a tattoo studio. Recently, in furtherance of the 2000 Plan, the Company entered into an agreement with Joseph Teresi pursuant to which the assets of Easyriders of Columbus will be sold to Mr. Teresi (the "Columbus Transaction"), in exchange for forgiveness by Mr. Teresi of certain financial obligations owed to him by Paisano Publications and/or the Company.

     Pursuant to the Columbus Transaction:

     . All inventory, motorcycles, equipment, tools, parts, racks, shelves and other tangible property will be conveyed to Mr. Teresi, subject to certain adjustments and exclusions.

     .  The liquor license applicable to the site will be conveyed to Mr.
        Teresi.

     . The corporation will retain all cash on hand and accounts receivable, and responsibility for all trade payables.

     . The corporation will be relieved of all liability under the lease with Mr. Teresi for the premises in question.

     The total amount of forgiveness is currently estimated at $565,840, but is subject to adjustment based on levels of inventory, cash, receivable and payables at closing. Upon closing of the Columbus Transaction, which is anticipated to occur in April 2000, Mr. Teresi will continue operating the business as "Easyriders of Columbus" pursuant to a licensing agreement with Easyriders. The Company anticipates recording a loss associated with the sale of Easyriders of Columbus upon its consummation of approximately $1,400,000, including a goodwill write-off of approximately $879,000.

       Easyriders Franchising ("Easyriders Franchising") is a California corporation organized on June 23, 1993. It presently has no employees, but prior to implementation of the 2000 Plan was engaged in the business of selling franchises to third parties to sell Easyriders apparel and motorcycle accessories. During 1999, Easyriders Franchising waived payment of franchise fees by its franchisees and considered a number of alternatives for modification of this line of business. Pursuant to the 2000 Plan, the Company recently terminated its franchise program (with the exception of one remaining franchisee) and converted all but one franchise to a licensed-store program, as discussed herein, under "Information about Easyriders Licensing." As a consequence, the operations of Easyriders Franchising are now limited to management of the one remaining franchise relationship and administrative services pertaining to the former franchise program. These are performed by employees in the employ of Paisano Publications and/or Easyriders Licensing.

       Teresi, Inc., dba Easyriders Events, is a California corporation organized on April 7, 1982. It presently shares 5 employees with Paisano Publications, Inc., and until recently was engaged in the business of organizing and producing motorcycle-oriented and tattoo-theme events, and selling Easyriders-branded event-specific merchandise. In furtherance of the 2000 Plan, Easyriders has entered into a long-term licensing agreement with a third party, Action Promotions, Inc. ("API") pursuant to which API has been granted the exclusive right to produce and manage events and to sell event-specific merchandise under the Easyriders brand, in exchange for a commitment to make an advance purchase of merchandise and to pay certain guaranteed and percentage-based royalties. See "Information about the Paisano Companies - Events Promotion and Management Activities," herein.

       Bros Club, Inc. is a California corporation organized on February 17, 1994. It presently has no separate employees, and relies on services provided by other Paisano Companies. Bros Club is engaged in the business of soliciting memberships for an association of motorcycle enthusiasts and provides various services for members. In furtherance of the 2000 Plan, Easyriders has recently entered into a long term licensing agreement with an unrelated party, ISP Insurance Services, Inc. ("ISPI") pursuant to which ISPI has been granted the exclusive right to manage and operate the Bros Club business on an out-source basis, in exchange for a negotiated royalty. (See "Bros Club" below.)

       Associated Rodeo Riders on Wheels ("ARROW") is a California corporation organized on February 29, 1988. It is a service company formed to assist Teresi, Inc. in connection with certain aspects of its events business. ARROW presently has no employees and no operations. In view of the API transaction described above, it is contemplated that the assets or stock of ARROW will be conveyed to API for nominal consideration.

Print Media Publishing Overview

       Paisano Publications publishes eleven special interest magazines that are sold worldwide, and a trade magazine provided free to motorcycle shops. Including foreign language editions for Germany, France, Italy, Spain and Japan, there are twenty-one separate versions of the eleven magazines. Eight of these magazines are targeted at the motorcycle and tattoo markets, as to which Paisano Publications is generally regarded as the market leader. One of these magazines is targeted at the hot rod market, one to the music industry and one to the airbrush art community. In addition, the launch of Tailgate, a magazine directed to the custom pick-up truck market, is planned for June 2000. All magazines are published in-house. Articles and photography are typically acquired from a select group of freelance writers and photographers.

       Following are the magazines published by Paisano:

       Motorcycle Lifestyle Magazines

       Easyriders

       Easyriders is Paisano Publications' original magazine. It was first published in 1971, and remains Paisano Publications' flagship magazine. The magazine has been closely associated with Harley-Davidson enthusiasts since the early 1970's and has an extremely strong following in the U.S. and abroad. The "Easyriders" name has acquired a degree of brand name recognition, and is used by Paisano Publications on products and for its retail and license operations. Easyriders is focused on what has been referred to as the "Harley-Davidson lifestyle," featuring motorcycles, people, and events involving Harley-Davidson and other American-made "V-Twin" motorcycles. In addition Easyriders has served as a means of promoting other products and services offered by Paisano Publications. Easyriders is published monthly in a fixed format, including approximately 152 pages. The magazine sells at U.S. newsstands for $6.99, with plans to offer some issues at $5.99 in the latter half of 2000.

       There are six special annual issues of Easyriders, including two product catalogs, one buyers' guide, and one related to an annual Columbus, Ohio motorcycle event. These annual issues have additional pages and sell for $6.99.

       Other Motorcycle Lifestyle Magazines

       Other motorcycle lifestyle magazines published by Paisano Publications include Biker, Easyriders V-Twin, In the Wind, and VQ, with newsstand prices that range from $3.99 to $5.99 per issue. In addition, Paisano Publications publishes a monthly trade publication, Eagle's Eye, distributed at no charge to motorcycle and motorcycle accessory shops.

       Tattoo Lifestyle Magazines

       Tattoo

       Tattoo is Paisano Publications' original entry into the tattoo market. The magazine is targeted at the growing number of tattoo enthusiasts and includes profiles of individuals, information about events, and other related topics. Management believes Tattoo has a majority share of the readers in its market. Tattoo is a monthly publication produced in a fixed format of 96 pages primarily in color and on coated paper, with a limited number of pages on newsprint. The magazine retails for $4.99 in the U.S.

       Tattoo Flash

       Tattoo Flash is a gallery of individual examples of tattoo art that retails for $4.99 in the U.S. The magazine has no advertising content.

       Tattoo Savage

       Tattoo Savage features more "extreme" uses of tattoos. Along with its tattoo focus, Tattoo Savage includes body piercing content and photography. Tattoo Savage retails in the U.S. for $4.99.

       American Rodder

       American Rodder targets hot rod enthusiasts and focuses on the restoration and customization of "classic" hot rods. American Rodder is a monthly publication retailing for $3.99 in the U.S. There are four special annual issues of American Rodder with additional pages, including three related to events and one swimsuit issue. These special issues retail for $4.99.

       Tailgate

       Tailgate has been in development for several months and is scheduled for newsstand release on June 6, 2000. Tailgate is directed toward younger males interested in custom trucks and related events and activities. It seeks to capitalize on current trends in magazine readership, with a focus on provocative content and a strong editorial stance directed to the target market.

       Heavy Metal Magazine

       In February 1998, Paisano Publications entered into an exclusive licensing agreement with Dennis Publishing of London, for the North American distribution rights to Metal Hammer, Britain's premier heavy metal music magazine. Metal Hammer showcases a musical genre that combines traditional rock, hardcore punk and urban rap to create today's heavy metal music. Paisano has printed and distributed the publication on a quarterly basis since April 1999.

       Airbrush Art + Action

       In May of 1997 Paisano Publications entered into an exclusive licensing agreement with an agent of Modern Media Publishing, Ltd. of Jersey, Great Britain, for the North American distribution rights to Airbrush Art + Action, a publication devoted to visual art works created with airbrush technology, and the techniques used by artists who specialize in this medium. Paisano has printed and distributed the publication on a bi-monthly basis since September 1997.

       Other Materials

       In addition to its magazine publications, Paisano Publications also periodically publishes calendars, buyer guides and other printed materials.

       Video Magazines

       In the past, Paisano Publications produced video magazine versions of its Easyriders magazine. These were produced as periodicals and sold like magazines, as single copies or as subscriptions. Paisano Publications has built a large library of footage for its videos and has released 39 video titles to date. In addition, Paisano Publications has in the past distributed several modified versions of its video magazines on pay-per-view programming. The video magazines contain some adult content and are not rated. Recently, in furtherance of the 2000 Plan, Paisano Publications terminated its video production operations and intends to liquidate its remaining inventory of videos through its licensee stores and other channels. The Company also intends to continue the exploitation of its existing video library through distribution agreements with cable television networks and other media outlets.

Printing and Production

       Magazine and calendar printing and production is handled by RR Donnelly & Sons Company under contract with Paisano Publications. The agreement provides for RR Donnelly & Sons Company to provide all printing requirements for a period of five years ending in 2001 for designated publications and to provide printing for additional publications upon notice, subject to availability of adequate equipment.

Distribution and Marketing

       Paisano Publications' magazine and video products are marketed and distributed through four major avenues:

       North American Newsstand Sales

     Magazines are distributed to newsstands in the U.S., Canada, and a limited number of foreign countries under a distribution agreement with Curtis Circulation Company that runs through June 1, 2001. Curtis has the option to extend the distribution agreement through July 1, 2002 upon payment of a one-time extension fee to Paisano Publications. The distributor's responsibilities are primarily related to marketing and include marketing magazines to newsstands; maintaining relationships with magazine wholesalers, who deliver the magazines to the newsstands; monitoring purchasing activity and directing the number of each issue the wholesaler delivers to each newsstand account; providing shipping labels for each issue of the magazines to the printer, who then ships to the wholesalers; and tracking magazine returns which are picked up, counted, and destroyed by the wholesaler.

       Subscription Sales

       Subscription sales in the U.S. and Canada are handled through a contract with the fulfillment house Centrobe, Inc. ("Centrobe"). There are no subscription sales to other countries. Centrobe maintains a database of current and past subscribers. For each magazine issue, Centrobe sends a list of current subscribers to the printer. The printer, in turn, mails the magazines to subscribers.

       Subscriptions are marketed primarily through Paisano Publications' magazines. Each magazine includes information about other Paisano Publications' magazines. To increase subscribers, Paisano also runs sweepstakes through its magazines and by direct mail.

       Non-Newsstand Retail Sales

       Due to the target markets served by Paisano Publications, its magazines are often carried at retail locations that do not otherwise carry magazines. Primarily, these "non-newsstand" accounts are motorcycle and tattoo shops. These non-newsstand accounts are managed by an independent vendor, Retail Visions.

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

Bros Club

       Bros Club is a motorcycle travelers' service club. The program was developed to support the Easyriders Stores by providing a product that closely ties the stores to their customers. Easyriders Licensing permits each licensee to form a Bros Club chapter and to include a membership with each motorcycle purchase. Bros Club members pay annual service fees of $29.95 and receive emergency road service and access to insurance for custom bikes. Paisano Publications contracts with a third party to provide 24-hour road-side assistance and towing to members. This third party has over 12,000 24-hour locations in the U.S. As of April 1, 1999, there were approximately 6,000 Bros Club members.

       As noted above, Paisano Publications has completely outsourced the management and operation of Bros Club to an independent third party, ISPI, who has become responsible for all aspects of the program. Under this new arrangement, all obligations to carry inventory, fulfill orders, service members, and promote and advertise the business have been shifted to ISPI. Under ISPI, the program will be expanded to include a separately-named membership service addressed to owners of foreign-made motorcycles commonly referred to as the "metric market," and the royalties paid to Paisano Publications will include a percentage of this new business as well as that pertaining to the original Bros Club.

Event Promotion and Management Activity

       For over a decade, Teresi, Inc. dba Easyriders Events has promoted events intended to appeal to motorcycle enthusiasts, including motorcycle rodeos, motorcycle shows, and tattoo shows. Historically, TI has either promoted such events for its own account and incurred the risk of all associated expenses against the prospect of collecting all revenues for ticket sales, or provided services on a fee basis to the party taking such role. Services provided have included organization, advertising, arranging for attractions, locations, insurance, concessions, and contest supervision. In addition, TI has in the past contracted with one of the Company's shareholders to provide trucks at events from which it markets magazines, motorcycle accessories, soft goods and related products.

       As noted above, TI has recently entered into a long-term licensing agreement with Action Promotions, Inc. ("API") pursuant to which API has been granted the exclusive right for a ten year period (with options to extend) to produce and manage events and to sell event-specific merchandise under the Easyriders brand. The principals of API are Melissa Penland, an apparel manufacturer with extensive event-merchandise experience, and John Green, a current licensee of Easyriders Licensing and owner of the Daytona Easyriders Store. In addition, Mr. Teresi has loaned API the sum of $750,000. Under this new arrangement, all responsibilities for production, scheduling, staffing, management, purchasing and promotion have been shifted to API, under an arrangement that guarantees the Company a minimum level of royalties, plus a percentage of gross revenues from gate and merchandise sales. Under the agreement, API has also committed to a significant purchase of Easyriders merchandise, to be paid for in advance, but fulfilled over the term of the license agreement. In exchange, Paisano Publications has agreed to provide a significant level of advertising support at no additional cost to the licensee.

       In exchange for a merchandise credit in the total sum of $1,500,000, the Company received (a) $750,000 in cash from API (of which one half has been received, the balance due by April 17, 2000), and (b) forgiveness by Mr. Teresi of obligations owed to him by the Company in the amount of $750,000, as more fully explained above, under "Recent Developments."

Competition

       Paisano Publications' seven motorcycle titles (including the trade publication, Eagle's Eye) have among the largest circulation in the U.S. of the motorcycle magazine segment. Paisano directly competes with the following six other Harley-Davidson oriented motorcycle magazines: Hot Rod Bikes, Big Twin, Hot Bike, American Rider, Iron Works and American Iron. The company's three tattoo-oriented titles compete primarily with Skin & Ink, International Tattoo, Outlaw Biker Tattoo and Tattoo Gallery. American Rodder competes with others in the hot rod market, including Rod & Custom and Street Rodder. In the custom truck sector, Tailgate will compete with Trucking, Sports Trucks and Street Trucks.

Trademarks

       Paisano Publications is the owner of a large number of trademarks and service marks registered with the U.S. Patent and Trademark Office and numerous foreign jurisdictions. Classes of registration include magazines and printed material, advertising services, media distribution, and a wide range of apparel and accessories. The company's principal registered marks are Easyriders, Biker, In the Wind, Roadware, Tattoo, Tattoo Flash, V-Twin, VQ, and its well-known stylized motorcycle logo.

Employees

       As of April 5, 2000, the Paisano Companies employed approximately 110 full-time and part-time employees. None of the Paisano Companies' employees is covered by a collective bargaining agreement and the Paisano Companies have never experienced an organized work stoppage, strike or labor dispute. The Paisano Companies believe its relations with its employees are generally good.

                     INFORMATION ABOUT EASYRIDERS LICENSING

Apparel Sales, Licensing and Store Operations Overview

       Paisano Publications has used its access to the Harley-DavidsonTM and hybrid American-made motorcycle market to sell apparel and other products it creates. Originally sold through Paisano Publications' magazines and mail order catalogs, Paisano Publications then expanded the marketplace for such products to include two company-owned stores, and subsequently introduced a franchise program for motorcycle specialty shops. Pursuant to the 2000 Plan, all of the Company's product-related activities were consolidated under the management of Easyriders Licensing, Inc. ("ELI"), a wholly-owned subsidiary of Newriders, Inc. (which as noted above is itself a wholly-owned subsidiary of Easyriders), and the franchise program has been converted to one based on licenses to store owners.

Apparel and Other Product Sales

       Shortly after commencing publication of Easyriders, Paisano Publications began developing and distributing a line of apparel and other motorcycle-related soft goods, marketed under the Easyriders brand. In 1984, this activity became a dedicated business unit of the Company. The products currently offered include clothing, belts, buckles and pins, boots, jewelry, tee shirts, toys, leather apparel, hats, collectibles, bike accessories and greeting cards.

     Easyriders Licensing sells its products through several channels:

       Mail-Order/Retail Customers. Historically, products have been sold through advertisements in Paisano Publications' magazines and through annual Easyriders product catalogs. Since 1995, Paisano Publications has produced newsstand catalogs under the name "Roadware" in order to increase mail-order sales of its products and to provide nationwide marketing support for its franchise/license stores.

       Easyriders Stores. Retail stores ("Easyriders Stores") operating under the Easyriders name include one franchisee in Myrtle Beach, SC, and 30 sites under a license agreement with the Easyriders Licensing. In addition, Easyriders Licensing is presently processing 5 applications for retail store licenses. The Easyriders Stores sell products purchased from Easyriders Licensing. Management believes this will be a significant growth area for product sales.

       Other Customers: The Paisano Companies sell apparel and other products at wholesale to non-Easyriders stores. These stores include a variety of motorcycle and accessory shops. Another market for distribution is events, as discussed below

       Paisano Publications uses its magazines to market for all of the above distribution channels. Advertisements for the products, the catalogs, and the Easyriders Stores are included throughout the various Paisano Publications' magazines.

Easyriders Licensing Overview

       In 1992, Paisano Publications began licensing the name Easyriders and by 1994 had 14 U.S. licensed stores, with a wide range of formats and products. In 1994, Paisano Publications decided that the potential for the stores would be best served by a franchise arrangement. A plan was then developed to change certain stores to franchises and to establish additional franchise stores. Of the 14 licensed stores, 8 converted to franchised stores and the remainder ceased using the Easyriders name. By the end of 1998, the number of franchise stores had grown to 26.

       Following the Reorganization, the Company hired an experienced franchise executive, Mr. Gaylon Smith, to manage its franchise program. At his recommendation, in February, 1999 management suspended franchise fees for the balance of 1999, while the entire business of Easyriders Stores was re-evaluated. By late 1999, the Company determined, as part of the 2000 Plan, to convert its franchise program to one based on a network of stores operating under a license agreement, rather than a franchise agreement. Since then, all but one of the 26 franchise stores has been converted to a license-based operation. The Company will continue to service this franchisee and honor its obligations as franchisor, but is no longer offering franchises for Easyriders Stores. As to franchise regulation, see "Information about El Paso - Franchise Regulation," below. ELI is subject to the same regulatory regime as is El Paso with respect to past and current franchise activities.

       The Company's standard-form license agreement obligates each licensee to purchase a minimum amount of merchandise on an annual basis, as a condition of operating under the Easyriders name. While differing somewhat from location to location the inventory carried by these Easyriders Stores includes not only merchandise purchased from the Company, but also motorcycles, after-market motorcycle parts and supplies, and other motorcycle-related goods provided by other vendors. In addition, many Easyriders Stores offer motorcycle service and customization, tattooing, and food services.

       The plan of Easyriders Licensing is to continue offering license agreements for Easyriders Stores to qualified entrepreneurs, including owners of existing independent motorcycle stores. According to the Company's investigation, there are approximately 6,500 such stores operating in the U.S., each of which is a potential candidate for becoming a licensee. Management believes this market represents a significant growth opportunity for Easyriders Licensing. In addition, ELI has recently consummated a master licensing agreement with its former franchisee in Toronto, Ontario (Canada), for the territory of Canada. Pursuant to this arrangement, the master licensee has committed to purchasing escalating levels of merchandise over a 5 year period, and ELI will also derive revenues on sales made by sub-licensees of Canada-sourced product bearing the Easyriders brand.

Company-Owned Stores

       Easyriders of Columbus

       Easyriders of Columbus was designed to be a test store for merchandising Easyriders products and services and was incorporated separately from Paisano Publications and Easyriders Franchising. The store is 22,000 square feet. Aside from selling Easyriders apparel, this location offers motorcycle customization, custom and pre-owned motorcycle sales, motorcycle parts and accessory sales, motorcycle servicing, a cafe, custom leather and embroidery, and a tattoo studio. As stated above, while originally a company-owned store, as a consequence of the Columbus Transaction, in the future this store will operate under a standard license agreement between Easyriders Licensing and Mr. Teresi.

       Daytona Beach, Florida

       The Daytona Beach store is the original Easyriders store. In December 1999 its assets were sold to John Green (see discussion under Event Promotion and Management Activity above). Mr. Green now operates the business under a standard license agreement with ELI, and out of this location also manages the warehousing and distribution of back-issues of Paisano Publications' various titles, under a written agreement with Paisano.

Competition

        The Company competes generally with a wide range of manufacturers and distributors of apparel, including vendors which service consumers interested in the American motorcycle lifestyle through catalogue sales, dealer networks, and sales to independent motorcycle stores. Within the motorcycle retail channel, the market is generally considered to be quite fragmented, with the exception of Harley-Davidson, which is actively engaged in selling branded merchandise through its own dealer network and certain other selected outlets.

Employees

       Easyriders Licensing currently employs 6 full-time individuals, and relies on services provided by other Paisano Companies. None of the Easyriders Licensing employees is covered by a collective bargaining agreement and the company has never experienced an organized work stoppage, strike or labor dispute. Easyriders Licensing believes its relations with its employees are generally good.

                           INFORMATION ABOUT EL PASO

General

       M & B Restaurants, L.C., a Texas limited liability company ("El Paso"), was formed on September 13, 1994 and was acquired by the Company on September 23, 1998 as a wholly-owned subsidiary of Newriders. El Paso currently operates four El Paso Bar-B-Que Restaurants, located in Tulsa, Oklahoma; Glendale, Arizona; Scottsdale, Arizona; and Phoenix, Arizona. In addition, El Paso has two other restaurants in development, one in Mesa, Arizona and one in Tucson, Arizona, both of which are scheduled to open by June 1, 2000.

       El Paso's restaurants offer high-quality, Southwestern-style barbecue cuisine and excellent service in a Southwestern atmosphere.

Description of Menu

       El Paso Bar-B-Que Restaurants offer smoked meats featuring El Paso's proprietary seasoning rub, and a variety of entrees including salmon, turkey, lamb, and prime rib. The primary menu items concentrate on high quality, genuine hickory-smoked barbecue. All dishes include an assortment of unique and proprietary side items, along with a variety of El Paso's barbecue sauces.

Restaurant Decor, Layout and Design

       The El Paso Bar-B-Que Restaurants have a highly distinctive, warm and colorful southwestern decor, with a flagstone entryway, peal poles, full service bar and stone fireplace. El Paso considers its El Paso Bar-B-Que Restaurants to be upscale destination restaurants with a casual dining experience.

       The existing restaurants range in size from approximately 6,900 to 11,000 square feet and seat from 275 to 350 persons.

Service

       El Paso emphasizes excellent customer service in order to make each patron's visit an enjoyable, memorable experience. El Paso is committed to providing its customers with prompt, friendly, attentive service. Accordingly, it attempts to maintain an adequate ratio of service personnel to customers, and staffs each restaurant with an experienced management team to ensure that its high service standards are maintained. New employees are trained by experienced employees who are familiar with El Paso's policies, and newly promoted or recently hired managers are required to complete a 13 week training program prior to commencing their duties.

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

Employees

       As of April 5, 2000, El Paso employed approximately 360 full-time and part-time employees, of which 2 are corporate management, approximately 37 are restaurant management personnel, and the balance are restaurant staff. El Paso's employees are not covered by a collective bargaining agreement, and El Paso has never experienced an organized work stoppage, strike or labor dispute. El Paso believes its relations with its employees are generally good.

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

Franchise Regulation

       El Paso intends to grow by offering franchise opportunities to restaurant entrepreneurs. This activity ("Franchising") is subject to extensive regulation at both a federal and state level. Federal law emanates from the Federal Trade Commission Act, and it particular the "FTC Rule" issued pursuant thereto, which set forth comprehensive disclosure requirements with respect to offerings of franchises. At a state level, every state of the U.S. has enacted a business opportunity statute which mandates the use of a "Uniform Franchise Offering Circular" ("UFOC") developed initially by the North American Securities Administrators Association. Most states merely require use of the UFOC when offering franchise opportunities, but approximately 15 states (including California, Illinois and New York) also require registration or some type of limited filing with the applicable state agency. El Paso has developed a UFOC for its Franchising activities and intends to comply with all federal and state laws in connection therewith.

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

Growth Strategies

       Management of El Paso includes executives with extensive experience in chain restaurant development and operations, as well as superb contacts within the restaurant industry. Drawing upon such experience and relationships, management is currently in the process of pursuing an aggressive growth strategy for El Paso, which includes plans to (a) open additional company-owned stores in Arizona and elsewhere in the Southwestern U.S., (b) enter into multi-site development agreements with franchisees, (c) sell franchises across the U.S., and (d) grow through acquisition of other restaurant chains which can be converted to El Paso restaurants, and/or operated under different restaurant names and concepts.

     Item 2.  Properties.
              ----------

       The principal executive offices of Easyriders and the Paisano Companies, which consist of approximately 21,000 square feet, are located at 28210 Dorothy Drive, Agoura Hills, California 91301. The warehouse and advertising departments, which occupy approximately 14,000 square feet, are located at 28216 Dorothy Drive, Agoura Hills, California 91301. Both of these facilities are owned by Joseph Teresi, Easyriders director, and are leased to Easyriders at rents that are believed by management to be at or below market rates. As noted above, under "Information about Easyriders Licensing," the Company is no longer obligated under the lease for the Daytona Store, as that obligation has been transferred to John Green, now a licensee of ELI. Another retail facility, consisting of approximately 22,000 square feet, is located at 611 East Broad Street, Columbus, Ohio 43215. This facility, also owned by Mr. Teresi, houses the operations of Easyriders of Columbus. As stated above (under ("Information about Easyriders Licensing"), as a consequence of the Columbus Transaction, the Company will have no further obligations under this lease.

       El Paso presently occupies four restaurant properties. Its restaurant sites are between 6,900 square feet and 11,000 square feet, with maximum occupancy between 275 and 350 persons. Monthly lease rates are from $5,000 to $15.000. All leases are "triple-net." The leases have remaining terms from five to ten years, and all but the Tulsa location have options to renew for up to two terms of five years. The leases pertaining to Mesa and Tucson, Arizona, are both within these parameters.

       Item 3.  Legal Proceedings.
                -----------------

       The Company hereby incorporates by reference the Legal Proceedings sections of its quarterly report on Form 10-Q filed November 15, 1999.

       The Steel Horses Arbitration
       ----------------------------

       The Company has previously reported on the arbitration action commenced in January, 1998 by Steel Horses, Inc. dba Easyriders of Chicago ("Steel Horses") against Paisano Publications, Easyriders Franchising, Inc. ("EFI") and certain officers of the Company, arising out of the Franchise Agreement entered into in 1994 between Steel Horses and EFI.

     Following collapse of the settlement reached in September, 1999, the parties continued to negotiate, as a result of which effective January 12, 2000, the Arbitration Action was settled and dismissed with finality pursuant to a settlement agreement executed as of that date by all parties (the "Settlement Agreement"). Under the Settlement Agreement, Paisano Publications agreed to pay Steel Horses and its founders an agreed upon sum over a period of 2 years and the Company agreed to issue to such parties and their counsel 400,000 shares of Easyriders common stock in the aggregate.

     The Pierce Litigation

     The Company has previously reported on the legal action involving Rick Pierce, a former shareholder of Newriders, including (a) the Chapter 7 bankruptcy proceeding pending in the United States Bankruptcy Court, Eastern District of California, Fresno Division Case No. 98-19111-A-11, which was commenced as an involuntary proceeding and then converted to a Chapter 11 case with the debtor, Rick Pierce, in possession, and (b) the Company's adversary proceeding against the Pierce Bankruptcy Estate and other parties who claim an interest in shares of the Company acquired through various transactions with Mr. Pierce. This action involves claims and counterclaims arising out of the Reorganization in which Mr. Pierce sought damages of at least $20 million.

     Based upon the previously-reported (a) settlement conference in September, 1999 before Judge Montali, (b) the arrest and indictment of Mr. Pierce on 29 counts of conspiracy, mail fraud and money laundering (c) conversion of the bankruptcy proceeding from Chapter 11 to Chapter 7, (d) dissolution of the creditor's committee, (e) appointment of a trustee to administer the bankruptcy estate, and (f) recent discussions with the trustee, the Company now believes it likely that the action will be dismissed with no material adverse consequences to the Company, and that in any event all claims of Pierce could be successfully defended if necessary.


  Item 4.  Submission of Matters to a Vote of Security-Holders.
           ---------------------------------------------------

  None.

                                    PART II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           -------------------------------------------------------------
Matters.
--------

     Easyriders' common stock, $0.001 par value ("Easyriders' Common Stock") has been listed on the American Stock Exchange ("AMEX") since September 23, 1998 (AMEX: EZR). Prior to that time, Common Stock of Newriders, Easyriders' predecessor, was traded on the OTC Electronic Bulletin Board. The following tables set forth the range of high and low closing bid quotations for Newriders' common stock as reported on the OTC Bulletin Board for each quarterly period from January 1, 1998 through September 23, 1998 and high and low sales prices for Easyriders' Common Stock as reported on AMEX for each quarterly period from September 24, 1998 through December 31, 1999. Such quotations represent prices between dealers without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                         Newriders' Common Stock Bid Price
                                                         ---------------------------------
                                                              High               Low
                                                         ---------------   ---------------
1998
----
First Quarter                                                 $4.50              $2.38
Second Quarter                                                $2.88              $1.75
Third Quarter (ending September 23, 1998)                     $2.06              $1.00

1998
----
Third Quarter (from September 24, 1998)                       $4.25              $2.50
Fourth Quarter                                                $3.00              $1.12

                                                         Newriders' Common Stock Bid Price
                                                         ---------------------------------
                                                              High               Low
                                                         ---------------   ---------------

1999
----
First Quarter                                                 $2.75              $1.38
Second Quarter                                                $1.75              $1.00
Third Quarter                                                 $1.50              $0.88
Fourth Quarter                                                $2.00              $0.63

2000
----
First Quarter                                                 $1.44              $0.63

     On April 5, 2000, the closing sale price of the Easyriders Common Stock as reported on the AMEX was $1.19. As of April 5, 2000 there were approximately 420 record holders of Common Stock.

     Since its incorporation, the Company has not paid or declared dividends on the Newriders Common Stock or the Easyriders Common Stock, nor does it intend to pay or declare cash dividends on the Easyriders Common Stock in the foreseeable future.

     Item 6.  Selected Financial Data
              -----------------------

     Newriders was incorporated on July 15, 1995 as American Furniture Wholesale, Inc. On July 28, 1996, it changed its name to Newriders. Easyriders was incorporated on May 13, 1998 and for financial reporting purposes is the successor to Newriders. The following selected financial data includes the results of American Furniture Wholesale, Inc., Newriders and Easyriders, from the period of original inception, July 15, 1995 through December 31, 1999 and has been derived from the Company's audited financial statements. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.


                                                          For the year ended December 31,
                                                          -------------------------------
                                            1995/1/      1996         1997         1998          1999
                                           --------   ----------   ----------   -----------   -----------
Sales                                      $250,818   $1,161,520   $2,932,708   $13,760,318   $44,496,402
Cost of sales                               189,344      532,487    1,670,146    10,457,224    37,012,329
                                           --------   ----------   ----------   -----------   -----------
Gross margin                                 61,474      629,033    1,262,562     3,303,094     7,484,073
Selling, general and administrative          87,731    1,520,271    3,729,500     7,664,959    14,125,966
Depreciation and amortization                 9,884      129,277       99,388     1,056,538     3,215,780
Other operating expenses                          -            -    1,872,129     4,354,627       739,379
                                           --------   ----------   ----------   -----------   -----------
Loss from operations                         36,141    1,020,515    4,438,455     9,773,030    10,597,052
Interest expense                                          18,365      338,419     2,532,637     3,782,187
Other income                                    239        2,640                    182,078       287,181
Provision for income taxes                        -            -            -         8,300        11,500
                                           --------   ----------   ----------   -----------   -----------
Net loss                                   $ 35,902   $1,036,240   $4,776,874   $12,131,889   $14,103,558
                                           ========   ==========   ==========   ===========   ===========
Net loss per share - basic and diluted /2/ $   0.00   $     0.07   $     0.57   $      1.04   $      0.65
                                           ========   ==========   ==========   ===========   ===========

Total assets                               $733,411   $2,175,066   $3,462,355   $77,137,622   $75,745,908
Long-term debt                             $      0   $   31,566   $1,815,874   $37,280,337   $37,555,714
Total equity                               $730,854   $1,935,792   $  302,842   $29,056,980   $19,621,740

/1/  July 15, 1995 (Date of Inception) to December 31, 1999.

/2/ Gives effect to a 1 for 2 exchange of common stock in conjunction with the acquisition of the Paisano Companies and El Paso (See Note 1 to Consolidated Financial Statements).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
-------------

     Management's discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

Overview

     Easyriders was organized under the laws of the state of Delaware on May 13, 1998. Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications and El Paso.

     On September 23, 1998, Easyriders consummated a series of transactions (the "Reorganization") comprising the following: (a) the acquisition by Easyriders from Joseph Teresi of all of the outstanding common stock of Paisano Publications and certain affiliated corporations (the "Paisano Companies"), engaged at the time in (i) publishing special-interest magazines relating primarily to American-made "V-Twin" motorcycles and tattoo art, (ii) selling branded motorcycle apparel and accessories through a mail-order catalogue, events and franchise stores, (iii) producing motorcycle and tattoo-related events, and franchising retail stores to market its branded motorcycle apparel and accessories; (b) the acquisition by Easyriders of all of the outstanding membership interests of El Paso, which at the time was engaged in the operation of four restaurants under the name "El Paso Bar-B-Que"; and (c) the merger
(the "Merger") of a subsidiary of Easyriders with and into Newriders, Inc., a Nevada corporation ("Newriders"). (See Note 3 to the Consolidated Financial Statements).

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

Use of EBITDA

     The following comparative discussion of the results of operations and financial condition of the Company includes, among other factors, an analysis of changes in the operating income of the business segments before interest expense, taxes, depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the Paisano Companies and El Paso of significant amounts of amortization of intangible assets and interest expense recognized through the Reorganization. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of the Company and its subsidiaries, and when used in comparison to debt levels or the coverage of interest expense as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States of America. Also, EBITDA, as calculated by the Company, may not be comparable to similarly titled measures used by other companies.

Results of Operations

The following tables set forth certain operating data for Easyriders and Newriders for each of the three years in the period ended December 31, 1999. The information for the year ended December 31, 1998 includes the operations of the Paisano Companies and El Paso for the period September 23, 1998 to December 31, 1998:

                             Easyriders and            Paisano
                               Newriders              Companies              El Paso              Consolidated
                           --------------------------------------------------------------------------------------
                                                    For the Year Ended December 31, 1999
                                                    ------------------------------------
SALES

Publishing                 $                         $ 23,588,851       $                           $ 23,588,851
Goods and services                                      5,968,735                                      5,968,735
Food service                                                                  11,294,859              11,294,859
Franchising                                                93,137                                         93,137
Other operations                                        3,550,820                                      3,550,820
                           --------------------------------------------------------------------------------------
                                                       33,201,543             11,294,859              44,496,402
COST OF SALES

Publishing                                             19,175,826                                     19,175,826
Goods and services                                      6,807,446                                      6,807,446
Food service                                                                   7,150,980               7,150,980
Franchising
Other operations                                        3,878,077                                      3,878,077
                           --------------------------------------------------------------------------------------
                                                       29,861,349              7,150,980              37,012,329
GROSS MARGIN

Publishing                                              4,413,025                                      4,413,025
Goods and services                                       (838,711)                                      (838,711)
Food service                                                                   4,143,879               4,143,879
Franchising                                                93,137                                         93,137
Other operations                                         (327,257)                                      (327,257)
                           --------------------------------------------------------------------------------------
                                                        3,340,194              4,143,879               7,484,073
EXPENSES

Publishing                                              5,270,999                                      5,270,999
Goods and services                                      1,271,271                                      1,271,271
Food service                                                                   4,054,377               4,054,377
Franchising                                             2,015,569                                      2,015,569
Other operations                                         (412,540)                                      (412,540)
Unallocated expenses               3,949,593            1,931,856                                      5,881,449
                           --------------------------------------------------------------------------------------
                                   3,949,593           10,077,155              4,054,377              18,081,125

                             Easyriders and            Paisano
                               Newriders              Companies              El Paso              Consolidated
                           --------------------------------------------------------------------------------------
                                                    For the Year Ended December 31, 1999
                                                    ------------------------------------
INCOME (LOSS) FROM OPERATIONS

Publishing                                               (857,974)                                      (857,974)
Goods and services                                     (2,109,982)                                    (2,109,982)
Food service                                                                      89,502                  89,502
Franchising                                            (1,922,432)                                    (1,922,432)
Other operations                                           85,283                                         85,283
Unallocated                       (3,949,593)          (1,931,856)                                    (5,881,449)
                           --------------------------------------------------------------------------------------
                                 $(3,949,593)         $(6,586,961)           $    89,502            $(10,597,052)
                           ======================================================================================
NET LOSS                         $(4,739,808)         $(9,226,186)           $  (137,564)           $(14,103,558)
                           ======================================================================================
EBITDA                           $(3,472,753)         $(4,549,705)           $   928,367            $ (7,094,091)
                           ======================================================================================

                          Easyriders and            Paisano
                            Newriders              Companies             El Paso               Consolidated
                          ------------------------------------------------------------------------------------
                          Twelve Months          September 23,         September 23,           Twelve Months
                          Ended December            1998 to              1998 to              Ended December
                             31, 1998             December 31,          December 31,              31, 1998
                                                      1998                 1998
SALES

Publishing                    $                    $ 6,954,082            $                      $  6,954,082
Goods and services                281,272            2,284,042                                      2,565,314
Food service                      679,859                                   2,847,452               3,527,311
Franchising                                            151,200                                        151,200
Other operations                    8,293              554,118                                        562,411
                          ------------------------------------------------------------------------------------
                                  969,424            9,943,442              2,847,452              13,760,318
COST OF SALES

Publishing                                           5,275,939                                      5,275,939
Goods and services                129,543            1,891,694                                      2,021,237
Food service                      449,334                                   1,812,111               2,261,445
Franchising
Other operations                                       898,603                                        898,603
                          ------------------------------------------------------------------------------------
                                  578,877            8,066,236              1,812,111              10,457,224

                          Easyriders and            Paisano
                            Newriders              Companies             El Paso               Consolidated
                          ------------------------------------------------------------------------------------
                          Twelve Months          September 23,        September 23,           Twelve Months
                          Ended December            1998 to              1998 to              Ended December
                             31, 1998            December 31,          December 31,              31, 1998
                                                     1998                  1998
GROSS MARGIN

Publishing                                           1,678,143                                      1,678,143
Goods and services                151,729              392,348                                        544,077
Food service                      230,525                                   1,035,341               1,265,866
Franchising                                            151,200                                        151,200
Other operations                    8,293             (344,485)                                      (336,192)
                          ------------------------------------------------------------------------------------
                                  390,547            1,877,206              1,035,341               3,303,094
EXPENSES

Publishing                                             492,990                                        492,990
Goods and services                                     303,245                                        303,245
Food service                      261,241                                   1,051,696               1,312,937
Franchising                                            734,733                                        734,733
Other operations                                        27,261                                         27,261
Unallocated                     8,192,329            2,012,629                                     10,204,958
 expenses
                          ------------------------------------------------------------------------------------
                                8,453,570            3,570,858              1,051,696              13,076,124
INCOME (LOSS) FROM OPERATIONS

Publishing                                           1,185,153                                      1,185,153
Goods and services                151,729               89,103                                        240,832
Food service                      (30,716)                                   (16,355)                 (47,071)
Franchising                                           (583,533)                                      (583,533)
Other operations                    8,293             (371,746)                                      (363,453)
Unallocated                    (8,192,329)          (2,012,629)                                   (10,204,958)
                          ------------------------------------------------------------------------------------
                              $(8,063,023)         $(1,693,652)            $ (16,355)            $ (9,773,030)
                          ====================================================================================
NET LOSS                      $(9,752,943)         $(2,303,461)            $ (75,485)            $(12,131,889)
                          ====================================================================================
EBITDA                        $(7,647,081)         $(1,079,859)            $  184,225            $ (8,534,415)
                          ====================================================================================

The fiscal year ended December 31, 1999 compared to the fiscal year ended December 31, 1998

Results of Operations of Easyriders Inc., and subsidiaries

     During the year ended December 31, 1999, the Company experienced a net loss in the amount of $14,103,558, compared with a net loss of $12,131,889 for the twelve months ended December 31, 1998. The Company's net loss per share was $0.65 for the year ended December 31, 1999, compared to a net loss of $1.04 per share for the year ended December 31, 1998. The Company experienced a negative EBITDA in the amount of $7,094,091 for the year ended December 31, 1999, compared with a negative EBITDA of $8,534,415 for the year ended December 31, 1998.

     The operating results of the Company for the year ended December 31, 1999 include the results for the Paisano Companies and El Paso for the entire twelve months, while the operating results of the Company for the year ended December 31, 1998 include the results for the Paisano Companies and El Paso only for the period subsequent to the Reorganization, or from September 23, 1998 through December 31, 1998.

     The increase in operating expenses for the combined operations of the Company and Newriders of $5,005,001 and the increase in interest expense of $1,249,550 also contributed to the increased losses for the year ended December 31, 1999, offset by the increase in gross margin of $4,180,979. Significant components of the increases in the expenses are summarized as follows:

 .    The Company incurred a loss of $1,218,000 related to settlement of the
     Steel Horses Arbitration in the year ended December 31, 1999. (See Note 20 to the Condensed Consolidated Financial Statements).

 .    Amortization of Goodwill arising from the 1998 Reorganization increased
     $1,605,671, from $612,739 in 1998 to $2,218,410 in 1999.

 .    Legal and Professional fees increased $2,381,272, from $1,051,196 in 1998 to $3,432,468 in 1999. These increased fees are attributable to several factors including the lawsuit with a founder of Newriders, Inc., the Steel Horses legal action and the additional cost of being a public company for an entire year.

Results of Operations: Paisano Companies

     As noted above the operating results of the Company for the year ended December 31, 1999 include the results for the Paisano Companies for the entire twelve months, while the operating results of the Company for the year ended December 31, 1998 include the results for the Paisano Companies only for the period from September 23, 1998 through December 31, 1998.

     The Paisano Companies' sales totaling $33,201,543, includes sales from the publishing segment of $23,588,851, sales from the goods and services segment of $5,968,735, sales from the franchising segment of $93,137, and sales from other segments of $3,550,820. The Paisano Companies' gross margin totaling $3,340,194, includes margin from the publishing segment of $4,413,025, negative margin from the goods and services segment of $838,711, margin from the franchising segment of $93,137, and negative margin from other segments of $327,257. The Paisano Companies' loss from operations totaling $6,586,961, includes a loss from operations of $857,974 from the publishing segment, a loss from operations of the goods and services segment of $2,109,982, loss from operations of the franchising segment of $1,922,432, income from operations of other segments of $85,283 and expenses not allocated to any segment of $1,931,856.

     The Paisano Companies' publishing segment includes sales generated from subscription sales, newsstand sales and advertising sales related to the Companies' eleven special interest magazines. The related cost of sales includes direct costs related to the sales consisting primarily of printing, publication and distribution costs. The goods and services segment includes sales generated from the sale of apparel and other products through its mail order catalogs, one retail store, and franchise programs. The related cost of sales includes the costs of the apparel and other products. The franchising segment includes sales generated through royalties and franchise fees charged to the Companies' twenty six operating franchisees. There is no related cost of sales. The Paisano Companies' other segments primarily includes Easyriders Events, Inc., which generates substantially all of its sales from the sale of tickets to its motorcycle rodeos, motorcycle shows, and tattoo shows. Cost of sales for the other segments represent direct costs of promoting the events.

     The Paisano Companies' operating expenses of $10,077,155 include $8,145,299 of expenses specifically allocated to individual segments and $1,931,856 which have not been allocated to any one segment. The allocated expenses include payroll, promotion, and other general and administrative expenses specifically attributable to the business segment. The unallocated expenses include legal and professional fees of $692,896.

     Payroll and related benefits for the Paisano Companies for the year ended December 31, 1999 totaled $1,673,035. Depreciation and amortization for the same period totaled $2,226,015 related primarily to $1,878,476 in amortization of the $56,368,752 in goodwill created out of the Paisano Companies' acquisition by the Company. Legal and professional fees for the year ended December 31, 1999 totaled $1,276,308. In addition, in 1999 Paisano recorded a non-recurring expense of $1,218,000 related to the settlement of the Steel Horses arbitration (See Note 20 to the Consolidated Financial Statements).

     Interest expense for the Paisano Companies totaled $2,361,730, primarily attributable to the debt issued to finance the Company's acquisition of the Paisano Companies.

     Net loss for the Paisano Companies was $9,226,186 for the year ended December 31, 1999, with a negative EBITDA of $4,549,705.

     Loss from operations of the Franchising segment of the Paisano Companies was $1,922,432 for the year ended December 31, 1999. A significant portion of this loss, or $1,139,995, is attributable to legal fees incurred in defending lawsuits brought against the Company by franchisees. In addition, the Company waived its right to all 1999 franchise fees, which contributed to the loss from this segment.

     The principal raw material used in publishing operations of the Paisano Companies is paper. Paper costs represented approximately 16% and 18% of Paisano Publications' production, selling and other direct costs for the fiscal years ended December 31, 1999 and 1998, respectively. Certain commodity grades of paper have shown considerable price volatility over the last decade. There can be no assurance that future fluctuations in paper prices will not have a material adverse effect on the Paisano Companies' results of operations or financial condition.

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

Results of Operations: El Paso

     The operating results of the Company for the year ended December 31, 1999 include the results for El Paso for the entire twelve months, while the operating results of the Company for the year ended December 31, 1998 include the results for El Paso only for the period from September 23, 1998 through December 31, 1998.

     E1 Paso's sales from its four El Paso Bar-B-Que Restaurants totaled $11,294,859, and cost of sales, which included food and direct payroll costs related to the operations of the restaurants of $3,407,853 and $3,743,127, respectively, totaled $7,150,980 for the year ended December 31, 1999. The gross margin was $4,143,879, or 36.7% of sales. Operating expenses for El Paso for the period totaled $4,054,377, or 35.9% of sales, and include depreciation and amortization of $838,865. Interest expense associated with debt used to finance the restaurants and capital leases was $227,066 for year ended December 31, 1999. Net loss for the period was $137,564, and EBITDA was $928,367.

The fiscal year ended December 31, 1998 compared to the fiscal year ended December 31, 1997

Results of Operations of Easyriders and Newriders

     During the twelve months ended December 31, 1998, the Company experienced a net loss in the amount of $12,131,889, compared with a net loss of $4,776,874 for the year ended December 31, 1997. The Company's net loss per share was $1.04 for the year ended December 31, 1998, compared to a net loss of $.57 per share for the year ended December 31, 1997. The Company experienced a negative EBITDA in the amount of $8,534,415 for the year ended December 31, 1998, compared with a negative EBITDA of $4,339,067 for the year ended December 31, 1997.

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

     The increase in operating expenses for the combined operations of the Company and Newriders of $2,752,553 and the increase in interest expense of $1,475,850 also contributed to the increased Newriders' losses for the year ended December 31, 1998. Significant components of these increases are summarized as follows:

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

     The Paisano Companies' publishing segment includes sales generated from subscription sales, newsstand sales and advertising sales related to the Companies' eleven special interest magazines. The related cost of sales includes direct costs related to the sales consisting primarily of printing, publication and distribution costs. The goods and services segment includes sales generated from the sale of apparel and other products through its mail order catalogs, two retail stores, and franchise programs. The related cost of sales includes the costs of the apparel and other products. The Paisano Companies' other segments primarily include Easyriders Franchising and Teresi, Inc. Easyriders Franchising sales were generated through royalties and franchise fees charged to the Companies' 24 operating franchisees. Teresi, Inc. generated primarily all of its sales from the sale of tickets to its motorcycle rodeos, motorcycle shows, and tattoo shows. Cost of sales for the other segments represent direct costs of promoting the events.

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

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund the Company's working capital needs, primarily accounts receivable, inventory and prepaid expenses and to service its debt. On December 31, 1999, the Company had negative working capital of $8.4 million due primarily from the loss sustained during the year ended December 31, 1999, and to deferred subscription and advertising income of $3,464,959.

     Cash used in operating activities during 1999 totaled $2.2 million. The net loss of $14.1 million was offset by non-cash charges of $1.2 million for common stock issued for services and interest, $3.2 million for depreciation and amortization, a $0.3 million loss on the sale of fixed assets, and $0.3 million of amortization of debt issuance costs. Cash of $6.9 million was provided by changes in operating accounts.

     Net cash used in investing activities totaled $1.2 million, which was primarily comprised of cash paid for the acquisition of fixed assets.

     As noted above (see Item 1, "Recent Developments") upon its acquisition by the Company, Paisano Publications obtained an aggregate of $22,000,000 in Nomura Indebtedness. This financing was comprised of $17,000,000 of senior term loans (the "Term Loans") and $5,000,000 of revolving loans (the "Revolving Loans"). The proceeds from the Term Loans plus $3,500,000 of the Revolving Loans were used to repay certain promissory notes issued to the shareholder of the Paisano Companies in conjunction with the Paisano Acquisition (See Note 2 to Consolidated Financial Statements) and to pay certain acquisition expenses. To the extent that Paisano Publications is in compliance with the terms of the Nomura Indebtedness, any unused portion of the Revolving Loans may be used by Paisano Publications for working capital purposes. At December 31, 1999, there was $625,000 of available borrowings under the Revolving Loans subject to the approval of the Lender. In February 2000, an additional $325,000 was drawn on the loan reducing the available balance to $300,000. As discussed above under
Item 1. Business - Information about Easyriders - Recent Developments, the
---------------------------------------------------------------------
Lender has waived the defaults that existed under the Nomura Indebtedness as of December 31, 1999 and the Company is now in compliance with the terms of the Nomura Indebtedness.

     The Nomura Indebtedness is guaranteed (the "Guarantees") by the Company and the Paisano Companies, other than Paisano Publications (the "Guarantors"). The Nomura Indebtedness will mature on September 23, 2001, and bears interest at an annual rate equal to the prime rate of the Lender from time to time plus 1.85%, payable monthly. The Nomura Indebtedness and the Guarantees are secured by a first priority security interest in substantially all of the tangible and intangible assets (owned or hereafter acquired) of the Company and the Paisano Companies, including all of the capital stock or equity interests of the Paisano Companies, and Newriders. The Nomura Indebtedness and the Guarantees constitute the sole senior secured indebtedness of Paisano Publications and Guarantors and rank senior to all other indebtedness of Paisano Publications and the Guarantors. With respect to the September 23, 2001 maturity, the Company has begun to explore alternative financing sources and believes it will be able to either negotiate with Nomura an extension of the maturity date, or to refinance the Nomura Indebtedness with other lenders and/or investors.

     At the end of each one-month period in which the Term Loans are outstanding, Paisano Publications is required to prepay the Term Loans in an aggregate principal amount equal to 35% of Excess Cash Flow, as defined in the Credit Agreement, for such period, to the extent such Excess Cash Flow is achieved. Because this prepayment is dependent upon the Company achieving Excess Cash Flow, which is dependent on uncertain future events, no amounts have been classified as current liabilities at December 31, 1999.

     Subject to certain limitations on dividends, provided that no event of default has occurred, Paisano Publications may advance funds to the Company monthly, limited to the lesser of $100,000 or 35% of the Excess Cash Flow for the preceding monthly period. As of December 31, 1999, Paisano Publications has been able to provide $204,712 of funding to the Company based on Paisano's attainment of Excess Cash Flow. The inability of Paisano Publications to provide funds to the Company can adversely impact the ability of the Company to repay certain expenses of the Company. (See Note 11 to Consolidated Financial Statements).

     Because the Nomura Indebtedness includes restrictions on the ability of the Paisano Companies to transfer funds to the Company in the form of cash dividends, loans or advances, the net assets of the Paisano Companies are considered to be restricted. The restricted net assets of the Paisano Companies on December 31, 1999 total $30,446,576.

     The Nomura Indebtedness contains numerous operating and financial covenants, including but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures. Based on the results for the year ended December 31, 1999, Paisano was in violation of several of the financial covenants including the required leverage ratio, the required minimum consolidated EBITDA and the required interest coverage ratio. As of April 12, 2000, the Company received waivers related to events of non-compliance.

     As noted above (see Item 1 - "Recent Developments") in connection with the Paisano Acquisition, the Company issued Contributor Notes in the aggregate amount of $13,000,000 to Joseph Teresi, the sole shareholder of the Paisano Companies prior to the Paisano Acquisition. The Contributor Notes consist of a subordinated promissory note in the amount of $5,000,000, a limited recourse subordinated promissory note in the amount of $5,000,000 secured by the Martin Mirror Note (as defined in the applicable instruments) and a short-term subordinated promissory note in the amount of $3,000,000. The first two notes (the "Subordinated Notes") bear interest at an annual rate that may vary from 6% to 10% and may be extended for an additional five years. The remaining $3,000,000 (the "Short Term Note") was initially issued as a 90 day note that bears interest at an annual rate of 10%. By mutual agreement, the maturity on the Short Term Note was subsequently extended to March 31, 2000. As of April 1, 2000, the Company was in default in repayment of the $3,000,000 Short Term Note, and for interest of $242,500 on the Subordinated Notes. On April 3, 2000, Joseph Teresi waived the default which existed on that date with respect to the non-payment of interest on the $3,000,000 Short Term Note. In addition, Mr. Teresi agreed that between March 31, 2000 and March 31, 2002 he would not make any claim of default in connection with the non-payment of principal under the $3,000,000 Short Term Note, and that between March 31, 2000 and March 31, 2001, he would not make any claim of default for interest which was due as of March 31, 2000 or which would accrue between March 31, 2000 and March 31, 2001.

     In October 1999, Paisano Publications issued a $275,000 increasing rate secured promissory note to an investment partnership, Siena Capital Partners, L.P. This loan (the "Siena Loan") is subordinate to the Nomura Indebtedness. The loan bears interest at a rate of 20% per annum (increasing by 1% monthly beginning April 14, 2000), and is due and payable with accrued interest on October 14, 2000. Warrants to purchase 100,000 shares of the Common Stock of the Company were issued with an exercise price of $0.01 per share. If the Siena Loan has been paid off in its entirety by April 13, 2000, the warrants become null and void. In addition, if the balance is not paid in full by July 13, 2000, the Company must issue warrants to purchase an additional 300,000 shares of the Common Stock of the Company, and if the balance is not paid in full by October 13, 2000, the Company must issue warrants to purchase an additional 100,000 shares of the Common Stock of the Company. Thereafter, until the loan is paid in full, the Company must issue warrants to purchase 150,000 shares of the Common Stock of the Company on the 13th day of each month.

     As of April 13, 2000 the Company did not possess the resources to pay off the Siena Loan. However, John Martin and Joseph Teresi were granted a right of first refusal in connection with any assignment of the Siena Loan. Based on this right, the Company pursued negotiations with Mr. Teresi and Mr. Martin concerning their assumption of the Siena Loan upon terms more favorable to the Company. These negotiations were successful and on April 13, 2000, Mr. Martin and Mr. Teresi each paid to Siena the sum of $137,500 and assumed the position of Siena with respect to the Siena Loan. Concurrently, the first 100,000 warrants vested, and Mr. Martin and Mr. Teresi agreed to make the following modifications to the Siena Loan terms:

     .  The interest rate will be reduced from 20% per annum to 13% per annum.

     . Provided the Siena Loan is paid off by December 31, 2000, twenty percent (20%) of all warrants vested by and through such date will be surrendered.

     These modifications are subject to the formal consent of Nomura, which the Company is confident will be secured.

     The Company continues in its attempts to secure a cash infusion and to accelerate cash flow, through the pursuit of various approaches, including selling certain assets, drawing down funds available under the revolving credit portion of the Nomura Credit Agreement and consummating certain business transactions (see Notes 2 and 20 to the Consolidated Financial Statements). The Company is also evaluating the issuance of additional debt or equity securities.

While the Company believes that such efforts, together with ongoing operations, will enable the Company to meet its anticipated cash needs for the next 12 months, there can be no assurance that this will be the case, as projections of future cash needs and cash flows are subject to substantial uncertainty. In the event that the Company is unsuccessful in its efforts to raise capital beyond that which is projected to be realized from current operations, the Company will not be able to meet its liquidity obligations.

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

Year 2000 Problems

     The Company experienced no material disruptions in any aspect of its business operations or management information systems as a result of the calendar change from 1999 to 2000, but continues to remain alert for the possibility that such problems may yet occur. In this regard, the Company deploys routine system checks and its MIS department remains current with applicable literature and commentary on this issue.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 was initially effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, was issued which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of this new standard will have a material impact on its financial position or results of operations.

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

Interest Rates

     The Company is subject to certain interest rate risk related to the Term Loans. The Term Loans mature on September 23, 2001 and bear interest at an annual rate equal to the prime rate of the Lender plus 1.85% payable monthly. The interest rate on the balance of $20,126,412 outstanding on December 31, 1999 was 10.35 %. An increase in interest rates of 1% would result in an increase in interest expense of approximately $200,000.

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

     Item 9.  Changes In and Disagreements With Accountants On Accounting and
              ---------------------------------------------------------------
Financial Disclosure.
--------------------

     None.

PART III

     Item 10.  Directors and Executive Officers of the Registrant.
               ---------------------------------------------------

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

     Item 11.  Executive Compensation.
               ----------------------

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.
               --------------------------------------------------------------

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

     Item 13.  Certain Relationships and Related Transactions.
               ----------------------------------------------

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.


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

     (b)  Reports on Form 8-K

          None.

     (c)  Exhibits

Exhibit
   No.      Description
 -------    -----------

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

  10.8 Secured Installment Promissory Note between Newriders as Maker and Franchise Mortgage Acceptance Company, LLC as Lender dated October 21, 1997 for $475,000 (Loan # 11441-102) (incorporated by reference to Exhibit 10.6.1 of Newriders Annual Report on Form 10-KSB for the year ended December 31, 1997).

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

  10.48 Employment Agreement, dated January 4, 1999, by and between Easyriders and J. Robert Fabregas (incorporated by reference to
            Exhibit 10.48 of the Easyriders, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 1998).

  10.49 Form of Subordinated Promissory Note, dated February 23, 1999, by Easyriders in favor of John Martin in the amount of $352,306 (incorporated by reference to Exhibit 10.49 of the Easyriders, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 1998).

  10.50 Form of Subordinated Promissory Note, dated February 23, 1999, by Easyriders in favor of Joseph Teresi in the amount of $352,306 (incorporated by reference to Exhibit 10.50 of the Easyriders, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 1998).

  10.51 Stock Purchase Agreement, dated April 8, 1999, between John Martin and Easyriders (incorporated by reference to Exhibit 10.51 of the Easyriders, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 1998).

  10.52 Stock Purchase Agreement, dated April 8, 1999, between Jospeh Teresi and Easyriders.(incorporated by reference to Exhibit 10.51 of the Easyriders, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 1998).

  10.53 Letter Agreement, dated as of April 14 1999, by and between Easyriders, Inc. and Joseph Teresi (incorporated by reference to
            Exhibit 10.53 of the Easyriders, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 1998).

  10.54 First Amendment, Consent and Waiver Under Note and Warrant Purchase Agreement, dated as of March 31, 1999, by and among Easyriders, Paisano Publications and Nomura Holding America, Inc (incorporated by reference to Exhibit 10.54 of the Easyriders, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 1998).

  10.55 Stock Purchase Agreement, dated February 4, 2000, between John Martin and Easyriders.

  10.56 Stock Purchase Agreement, dated February 4, 2000 between Joseph Teresi and Easyriders.

  10.57     Proposal of Joseph Teresi dated April 3, 2000

  10.58 Consent and Waiver Under Note and Warrant Purchase Agreement, dated as of February 7, 2000, by and among Easyriders, Paisano Publications and Nomura Holding America, Inc.

  10.59 Agreement dated December 15, 1999 between Paisano Publications, Inc., John Green and Joseph Teresi.

  10.60 Events License and Inventory Sales Agreement dated as of March 31, 2000 by and between Paisano Publications, Inc., Teresi, Inc., and Action Promotions, Inc.

  10.61 Loan Purchase Agreement dated as of April 13, 2000 by and between John Martin, Joseph Teresi and Siena Capital Partners, L.P.

  10.62 General Assignment and Assumption Agreement dated April 13, 2000 by and between Siena Capital Partners, L.P., John Martin and Joseph Teresi.

  10.63 Consent and Waiver under Note and Purchase Agreement, dated as of April 12, 2000 by and among Easyriders, Paisano Publications and Nomura Holding America, Inc.

  21        Subsidiaries of the Registrant

  27        Financial Statement Schedules

INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Easyriders, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheets of Easyriders, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Easyriders, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche, LLP

Costa Mesa, California
April 14, 2000

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                 1999                  1998
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                         $   734,856           $   278,035
Restricted cash                                                                             -               313,640
Accounts receivable, less allowance for doubtful accounts
  of $645,212 in 1999 and $503,629 in 1998                                          3,307,501             2,874,779
Inventories                                                                         2,994,832             3,975,443
Prepaid publication costs                                                             563,577               629,375
Prepaid expenses and other                                                            712,935               875,846
Receivable from shareholder                                                           395,010               398,085
                                                                                  -----------           -----------

    Total current assets                                                            8,708,711             9,345,203

PROPERTY AND EQUIPMENT, net                                                         5,314,321             3,718,067

GOODWILL, net of accumulated amortization of $2,810,936 in 1999                    60,356,501            62,704,698
    and $612,739 in 1998

TRADEMARKS, net of accumulated amortization of $172,253                               652,680               809,409
    in 1999 and $36,538 in 1998

OTHER ASSETS                                                                          713,695               560,245
                                                                                  -----------           -----------

                                                                                  $75,745,908           $77,137,622
                                                                                  ===========           ===========

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998 (Continued)
--------------------------------------------------------------------------------

                                                                                       1999                    1998
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                                       $  7,683,114            $  4,086,773
Accrued payroll and payroll related expenses                                                951,115                 589,861
Accrued interest payable                                                                  1,091,129                 321,682
Other current liabilities                                                                 1,669,089               1,337,949
Income taxes payable                                                                          8,800                   7,034
Current portion of deferred subscription and advertising income                           3,464,959               3,348,420
Current portion of Convertible Debentures                                                   316,667                       -
Current portion of long-term debt                                                         1,874,578                 558,748
                                                                                       ------------            ------------

    Total current liabilities                                                            17,059,451              10,250,467

CONVERTIBLE DEBENTURES, net, including related party
    debentures of $1,000,000 in 1999 and 1998                                             1,000,000               1,316,667

NOTES PAYABLE TO STOCKHOLDER                                                             11,575,000              13,000,000

LONG-TERM DEBT, net of current portion and debt discount, including
    related party indebtedness of $781,439 in 1999 and $895,304 in 1998                  24,549,917              22,713,670

OTHER LONG TERM LIABILITIES, including $1,509,003 and $549,838
    of deferred subscription revenues in 1999 and 1998, respectively                      1,939,800                 799,838

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized, none outstanding
Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 23,056,751 (1999) and 19,295,375 (1998) outstanding                            23,056                  19,295
Additional paid in capital                                                               58,983,147              54,318,590
Receivable from the sale of stock                                                        (7,300,000)             (7,300,000)
Accumulated deficit                                                                     (32,084,463)            (17,980,905)
                                                                                       ------------            ------------

    Total stockholders' equity                                                           19,621,740              29,056,980
                                                                                       ------------            ------------

                                                                                       $ 75,745,908            $ 77,137,622
                                                                                       ============            ============

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


                                                                    1999             1998            1997

SALES                                                           $ 44,496,402     $ 13,760,318     $ 2,932,708

COST OF SALES                                                     37,012,329       10,457,224       1,670,146
                                                                ------------     ------------     -----------

GROSS MARGIN                                                       7,484,073        3,303,094       1,262,562

EXPENSES:
Selling, general, and administrative                              14,125,966        7,664,959       3,729,500
Depreciation and amortization                                      3,215,780        1,056,538          99,388
Stock issuance expense                                               739,379        2,504,867       1,244,000
Loss on sale of restaurant to related party                                         1,099,760
Write-off of stock subscription receivable                                            750,000
Write-off of leasehold improvements                                                                   628,129
                                                                ------------     ------------     -----------

  Total expenses                                                  18,081,125       13,076,124       5,701,017
                                                                ------------     ------------     -----------

LOSS FROM OPERATIONS                                             (10,597,052)      (9,773,030)     (4,438,455)

OTHER INCOME                                                         287,181          182,078

INTEREST EXPENSE                                                  (3,782,187)      (2,532,637)       (338,419)
                                                                ------------     ------------     -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                           (14,092,058)     (12,123,589)     (4,776,874)

PROVISION FOR INCOME TAXES                                            11,500            8,300
                                                                ------------     ------------     -----------

NET LOSS                                                        $(14,103,558)    $(12,131,889)    $(4,776,874)
                                                                ============     ============     ===========

NET LOSS PER SHARE - BASIC AND DILUTED                          $      (0.65)    $      (1.04)    $     (0.57)
                                                                ============     ============     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING - BASIC AND DILUTED                                21,617,543       11,686,551       8,317,533
                                                                ============     ============     ===========

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                                                                                            Common
                                                                                           Additional        stock
                                                               Common stock                  paid-in     subscription
                                                                  Shares      Amount         capital      receivable

BALANCE, January 1, 1997                                          8,084,000    $8,084       $3,579,076    $(1,000,000)

Common stock issued in conjunction with
 convertible debentures                                             146,913       147          610,670

Discount on convertible debenture issuance                                                     481,667

Warrants issued in connection with issuance
  of debt                                                                                      105,130

Issuance of common stock in exchange for
  cash                                                              192,300       192          499,808

Issuance of common stock in exchange for
  services performed                                                167,500       168          572,332

Services rendered in satisfaction of stock                                                                    250,000

Issuance of stock as compensation to
  employee                                                                                     671,500

Capital contributed                                                                            373,084

Net loss
                                                               ------------   -------       ----------   ------------

BALANCE, December 31, 1997                                        8,590,713    $8,591       $6,893,267    $  (750,000)




                                                    Receivable                                    Total
                                                   from the sale   Treasury    Accumulated    stockholders'
                                                     of stock       stock        deficit          equity

BALANCE, January 1, 1997                          $      -        $    -       $(1,072,142)     $ 2,587,160

Common stock issued in conjunction with
 convertible debentures                                                                             610,817

Discount on convertible debenture issuance                                                          481,667

Warrants issued in connection with issuance
  of debt                                                                                           105,130

Issuance of common stock in exchange for
  cash                                                                                              500,000

Issuance of common stock in exchange for
  services performed                                                                                572,500

Services rendered in satisfaction of stock                                                          250,000

Issuance of stock as compensation to
  employee                                                                                          671,500

Capital contributed                                                                                 373,084

Net loss                                                                        (4,776,874)      (4,776,874)
                                                   -------------   --------   ------------      -----------

BALANCE, December 31, 1997                         $     -         $   -       $(5,849,016)     $   302,842

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)



                                                                                                   Common
                                                                                 Additional         stock
                                                   Common stock                    paid-in      subscription
                                                      Shares       Amount          capital       receivable

BALANCE, January 1, 1998                              8,590,713    $ 8,591       $ 6,893,267       $(750,000)

Common stock issued in conjunction with
  convertible debentures                                432,575        432         1,205,711

Warrants issued in connection with issuance
  of convertible debentures                                                          542,858

Common stock issued for services and in
  satisfaction of accounts payable                      500,000        500         2,099,500

Discount on convertible debenture issuance                                           500,002

Contribution of stock from certain founders of
  the Company                                                                     (9,480,979)

Reissuance of treasury stock in connection with
  the acquisition of the Paisano Companies                                         9,480,979

Issuance of stock related to the purchase of
  Paisano Companies                                   3,415,267      3,415        19,996,585

Issuance of stock options and common stock
  purchase warrants in connection with the
  acquisition of the Paisano Companies                                             3,711,024

Issuance of stock related to the purchase of
  M&B Restaurants LC                                  2,000,000      2,000         6,158,000

Issuance of common stock in exchange for
  cash and notes receivable                           4,036,797      4,037        12,295,963

Issuance of common stock as compensation to
  employees                                             320,000        320           915,680

Write-off of common stock subscription
  receivable                                                                                         750,000

Shares issued in lieu of payment on rounding
  caused by stock split                                      23

Net loss
                                                   ------------   --------       -----------    ------------

BALANCE, December 31, 1998                           19,295,375    $19,295       $54,318,590    $     -



                                                     Receivable                                         Total
                                                   from the sale      Treasury      Accumulated     stockholders'
                                                      of stock         stock          deficit           equity

BALANCE, January 1, 1998                             $     -        $     -         $ (5,849,016)    $    302,842

Common stock issued in conjunction with
  convertible debentures                                                                                1,206,143

Warrants issued in connection with issuance
  of convertible debentures                                                                               542,858

Common stock issued for services and in
  satisfaction of accounts payable                                                                      2,100,000

Discount on convertible debenture issuance                                                                500,002

Contribution of stock from certain founders of
  the Company                                                         9,480,979

Reissuance of treasury stock in connection with
  the acquisition of the Paisano Companies                           (9,480,979)

Issuance of stock related to the purchase of
  Paisano Companies                                                                                    20,000,000

Issuance of stock options and common stock
  purchase warrants in connection with the
  acquisition of the Paisano Companies                                                                  3,711,024

Issuance of stock related to the purchase of
  M&B Restaurants LC                                                                                    6,160,000

Issuance of common stock in exchange for
  cash and notes receivable                           (7,300,000)                                       5,000,000

Issuance of common stock as compensation to
  employees                                                                                               916,000

Write-off of common stock subscription
  receivable                                                                                              750,000

Shares issued in lieu of payment on rounding caused by stock split

Net loss                                                                             (12,131,889)     (12,131,889)
                                                   -------------    -----------    -------------     ------------

BALANCE, December 31, 1998                         $(7,300,000)     $     -         $(17,980,905)    $ 29,056,980

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


                                                                                                  Common
                                                                                 Additional       stock
                                                   Common stock                   paid-in      subscription
                                                      Shares       Amount         capital       receivable

BALANCE, January 1, 1999                             19,295,375    $19,295       $54,318,590    $    -

Common stock issued in a private
  placement on April 8, 1999                          2,795,900      2,796         3,597,204

Common stock issued in a private
  placement on July 14, 1999                            469,880        470           599,530

Common stock issued in a private
  placement on July 31, 1999                             10,000         10            13,890

Common stock issued in a private
  placement on August 31, 1999                           10,000         10            11,890

Common stock issued for services                        236,782        236           272,641

Common stock issued as compensation
  to employees                                            9,700         10            12,115

Common stock issued in satisfaction
  of interest payable                                   229,114        229           157,287

Net loss
                                                     ----------    -------       -----------   ------------

BALANCE, December 31, 1999                           23,056,751    $23,056       $58,983,147   $     -
                                                     ==========    =======       ===========   ============




                                                     Receivable                                     Total
                                                   from the sale    Treasury    Accumulated     stockholders'
                                                      of stock       stock        deficit           equity

BALANCE, January 1, 1999                             $(7,300,000)    $    -     $(17,980,905)    $ 29,056,980

Common stock issued in a private
  placement on April 8, 1999                                                                        3,600,000

Common stock issued in a private
  placement on July 14, 1999                                                                          600,000

Common stock issued in a private
  placement on July 31, 1999                                                                           13,900

Common stock issued in a private
  placement on August 31, 1999                                                                         11,900

Common stock issued for services                                                                      272,877

Common stock issued as compensation
  to employees                                                                                         12,125

Common stock issued in satisfaction
  of interest payable                                                                                 157,516

Net loss                                                                         (14,103,558)     (14,103,558)
                                                   -------------    --------   -------------     ------------

BALANCE, December 31, 1999                           $(7,300,000)   $   -       $(32,084,463)    $ 19,621,740
                                                   =============    ========   =============     ============

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                         1999             1998            1997
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss                                                                              $(14,103,558)    $(12,131,889)    $(4,776,874)
Adjustments to reconcile net loss to net cash used in operating activities:
  Common stock issuance expense                                                            739,379        1,888,867
  Common stock issued for services and as compensation                                     285,002          616,000         572,500
  Common stock issued for interest                                                         118,137
  Compensatory options issued to nonemployees                                                                               671,500
  Services rendered in satisfaction of common stock                                                                         250,000
  Depreciation and amortization                                                          3,215,780        1,056,538          99,388
  Write-off of leasehold improvements                                                                                       628,129
  Loss on sale of restaurant to third party                                                               1,099,760
  Loss on sale of fixed assets                                                             318,150          182,717
  Write-off of stock subscription receivable                                                                750,000
  Amortization of debt issuance costs                                                      314,775        1,369,536         310,877
  Increase (decrease) in cash resulting from changes in operating accounts, net of acquisitions:
    Current assets                                                                         758,714        2,162,248         183,066
    Other assets                                                                         5,118,628           44,219
    Current liabilities                                                                   (109,288)       1,180,124
    Other long-term liabilities                                                          1,139,962         (139,696)        872,246
                                                                                      ------------     ------------     -----------

      Net cash used in operating activities                                             (2,204,319)      (1,921,576)     (1,189,168)


CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, less cash acquired                                                          (18,951,876)
Proceeds from the sale of fixed assets                                                       9,500          215,325
Purchase of fixed assets                                                                (1.244.943)        (243,319)     (1,214,957)

                                                                                      ------------     ------------     -----------

      Net cash used in investing activities                                             (1,235,443)     (18,979,870)     (1,214,957)


CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash                                                                  313,640
Issuance of convertible debentures                                                                        1,500,000       1,600,000
Issuance of long-term debt                                                               2,762,976       21,350,000       1,050,000
Payment of long-term debt and capital leases                                            (1,205,833)      (7,731,802)       (127,723)

Payments of stockholders advances                                                                          (201,350)
Issuance of note payable to stockholder                                                                                     339,350
Payment of note payable to stockholder                                                                                      (88,000)

Capital contributed                                                                                                         373,084
Common stock issued for cash                                                             2,025,800        5,000,000         500,000
                                                                                      ------------     ------------     -----------

      Net cash provided by financing activities                                          3,896,583       19,916,848       3,646,711
                                                                                      ------------     ------------     -----------

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


                                                                                                 1999          1998           1997
NET INCREASE (DECREASE) IN CASH AND

  CASH EQUIVALENTS                                                                          $  456,821   $   (984,598)    $1,242,586


CASH AND CASH EQUIVALENTS, beginning of year                                                   278,035      1,262,633         20,047

                                                                                            ----------   ------------     ----------


CASH AND CASH EQUIVALENTS, end of year                                                      $  734,856   $    278,035     $1,262,633

                                                                                            ==========   ============     ==========


SUPPLEMENTAL CASH FLOW INFORMATION -
  Cash paid for interest                                                                    $2,544,813   $  1,083,101     $   21,482

                                                                                            ==========   ============     ==========


NONCASH FINANCING ACTIVITIES:
Common stock issued in settlement of accounts payable                                       $        -   $    211,134     $        -

                                                                                            ==========   ============     ==========

Common stock issued in settlement of debt                                                   $1,500,000   $  1,506,142     $  610,817

                                                                                            ==========   ============     ==========

Convertible debentures issued with conversion discount                                      $        -   $    500,002     $  481,667

                                                                                            ==========   ============     ==========

Issuance of warrants in connection with debt issuance                                       $        -   $  1,487,190     $  105,130

                                                                                            ==========   ============     ==========

Issuance of stock in settlement of accrued liability                                        $        -   $    300,000     $
                                                                                            ==========   ============     ==========

Common stock issued in exchange for a note receivable                                       $        -   $  7,300,000     $        -

                                                                                            ==========   ============     ==========


NONCASH INVESTING ACTIVITIES:
Purchase of magazine label and assumption of current portion of subscription income         $  132,859   $          -     $        -

                                                                                            ==========   ============     ==========

Purchase of property, plant and equipment under capital leases                              $1,280,159   $          -     $        -

                                                                                            ==========   ============     ==========


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

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


On September 23, 1998, the Company acquired the net assets of the M&B Restaurants, L.C. A summary of the transaction is as follows:


  Fair market value of stock issued (2,000,000 shares at $3.08 per                               $ 6,160,000
   share)
  Fair value of liabilities assumed                                                                4,140,729
  Other acquisition costs                                                                            639,817
  Fair value of tangible and identifiable assets acquired                                         (4,141,861)
                                                                                                 -----------

    Excess of cost over identifiable assets acquired (goodwill)                                  $ 6,798,685
                                                                                                 ===========

See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

1.  GENERAL AND BASIS OF PRESENTATION

    Easyriders, Inc. (Easyriders or the Company) was incorporated in the State of Delaware on May 13, 1998, and for financial reporting purposes is the successor to Newriders, Inc. On September 23, 1998, Easyriders, Inc. consummated a series of transactions (collectively, the Reorganization), including the following: (i) the merger of a subsidiary of Easyriders with and into Newriders, Inc. (Newriders) (the Merger) upon which the stockholders of Newriders exchanged their stock on a 2-for-1 basis for Easyriders, Inc. common stock; (ii) the acquisition by Easyriders of all of the outstanding common stock of Paisano Publications, Inc. (Paisano Publications), a California corporation, and certain affiliated corporations (collectively, the Paisano Companies); and (iii) the acquisition by Easyriders of all of the outstanding membership interests of M&B Restaurants, L.C. (El Paso), a Texas limited liability company (See Note 3).

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

    The Paisano Companies consist of Paisano Publications; Easyriders of Columbus, Inc., an Ohio corporation; Easyriders Franchising, Inc., a California corporation; Teresi, Inc. (DBA Easyriders Events, Inc.), a California corporation; Bros Club, Inc., a California corporation; and Associated Rodeo Riders on Wheels, a California corporation. Paisano Publications publishes 11 special-interest magazines directed to motorcycle, hot-rod, and tattoo enthusiasts. Other Paisano Companies market a line of apparel and other products designed to appeal to motorcycle, hot-rod, and tattoo enthusiasts, and own one Easyriders store and have franchised 26 additional stores that sell Easyriders apparel, customized new and used American-made motorcycles, and motorcycle accessories. Effective with the fiscal year ended December 31, 1999, substantially all of the franchisees have signed agreements converting their franchise arrangement to a licensing arrangement.

    El Paso is a Texas limited liability company, which owns and operates four barbecue and smoked meat restaurants, three of which are located in Arizona and one of which is located in Oklahoma. The restaurants are operated under the name "El Paso Bar-B-Que."

    Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications and El Paso.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

2.  MANAGEMENT'S PLANS

    During the year ended December 31, 1999 the Company incurred a net loss of $14,103,558, and the cash used in operations was $2,204,319. The net loss includes the following items:

    During 1999 expenses aggregating $4,673,073 were recorded during the year which contributed to the net loss, but did not adversely impact the Company's operating cash flow. Components of such expenses include: (i) depreciation and amortization of $3,215,780; (ii) stock issuances in satisfaction of obligations and stock issuance expense aggregating $1,142,518; and, (iii) non-cash debt issuance costs of $314,775.

    Additionally, the Company incurred substantial expenses during the year which Management believes will not recur in future periods to the extent experienced in 1999. Such expenses include: (i) $2,113,844 loss in the Easyriders Franchising Division primarily related to litigation, settlement, and royalty abeyance; (ii) approximately $1,500,000 of legal and professional expenses; (iii) $475,569 loss in the Easyriders Events Division as a result of new event theme costs; and, (iv) $473,847 in lease expenses relating to the closure of certain locations. Management believes the significant litigation experienced in 1999 has been resolved. Additionally, management is evaluating and implementing several strategies which will improve the liquidity and operations of the Company. While there can be no assurance that ultimate implementation will be successful, these strategies include:

    . Conversion of Easyriders Franchisees to a license format. Management believes licensing the Easyriders concept will allow the Company to more cost effectively operate this business segment.

    . Growth of retail sales of merchandise through expansion of the Easyriders Store network, including Canada.

    . Licensing of events division to an independent production and merchandising company, resulting in significant pre-purchase of product and guaranteed royalty revenue over the license term.

    . Increasing revenues related to the expansion of El Paso Bar-B-Que Restaurant chain through development of new company-owned stores, joint ventures with development partners, franchising and acquisitions.

    . Expansion of the subscriber base and advertising revenues of Paisano Publications magazine titles.

    . Renegotiation of the terms associated with certain of its loan agreements, including the conversion of certain debt and accrued interest into equity (Note 20).

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

    . Seeking additional financing either in the form of equity or additional debt (Note 20).

    . The sale of certain assets (Note 20), the proceeds of which will be used to reduce trade payables.

    . Closure or restructuring of marginal business operations to reduce overhead and increase income.



3.  ACQUISITIONS

    Paisano Acquisition - On September 23, 1998, the Company acquired all of the issued and outstanding stock of each of the corporations that comprise the Paisano Companies (The Paisano Acquisition). In exchange for the outstanding stock of each Paisano Company, the sole stockholder of the Paisano Companies (the Seller) received total consideration of $48,000,000. This consideration was comprised of the following:

    A. An aggregate 6,493,507 shares of Easyriders common stock valued at $3.08 per share.

    B. Promissory notes aggregating $28,000,000, of which $15,000,000 was repaid subsequent to the Paisano Acquisition using proceeds from a credit facility (see Note 8) and proceeds from the sale of stock to a related party.

    Additionally, under the terms of the Stock Contribution and Sale Agreement, Easyriders was obligated to issue stock options to purchase an aggregate of 300,000 shares of Easyriders common stock at an exercise price of $5.00 per share to certain employees of the Paisano Companies. These options were valued at $697,434 using Black-Scholes option-pricing model and has been included in the determination of the aggregate purchase price of the Paisano Companies.

    Based upon the terms of the Stock Contribution and Sale Agreement, the purchase price was subject to adjustment based upon the working capital level of the Paisano Companies at September 23, 1998. In March 1999, the Seller and the Company reached an agreement to reduce the consideration paid to the Seller by $398,085. This amount has been recorded as a receivable from stockholders in the Company's financial statements.

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

    Other - Warrants to purchase 870,393 shares of Easyriders' common stock were issued to a financial advisor of the Company on the closing date of the Reorganization, at nominal cost. The exercise price

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

    of the warrants is $4.3125 per share. The warrants have been valued, in aggregate, at $2,069,258 using the Black-Scholes option-pricing model and have been included in the determination of the purchase price of the Paisano Companies and El Paso. The warrants will be exercisable at any time for a period of seven years from their date of issuance. As compensation for certain services provided by the financial advisor in April 1999, the Company repriced the warrants. The increase in fair value of the warrants, if any, related to the reduction in the exercise price to $1.75 per share was recorded as expense in April 1999.

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

    Revenue Recognition - The Company's revenue stems primarily from the sale of magazines, magazine advertising space, products, and restaurant sales. The Company records revenue based on the following:

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

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

    . Other Revenues - Event production revenues are recognized upon completion of events. Retail and mail order revenues are recognized upon product shipment.

    . Food Service Revenue - Revenue is recognized at the point of sale to the customer.

    Income Taxes - Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which differences are expected to be recovered or settled. A valuation allowance was recorded to reduce deferred tax assets to an amount that represents the Company's best estimate of the amount of such deferred tax assets that likely will be realized.

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

    Accounts Receivable - The Company has recorded the following activity in the valuation accounts since the Reorganization on September 23, 1998, as activity prior to this date was not significant:


       Period Ending              Beginning Balance          Charged to Expense         Written-off          Ending Balance
       -------------              -----------------          ------------------         -----------          --------------
December 31, 1998                      $460,674                    $196,125              $(153,170)             $503,629
December 31, 1999                      $503,629                    $258,737              $(117,154)             $645,212

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

    Deferred Promotion Costs - The Company accounts for promotion costs, which consist primarily of printing and mailing costs, on direct mail promotions for its general circulation magazines in accordance with American Institute of Certified Public Accountants' Statement of Position 93-7. These costs, which are deferred to the extent of additional subscription revenues less incremental fulfillment costs, are amortized over the periods of the magazine subscriptions generated from these promotions, not to exceed one year. All other advertising expenses are expensed at the time the advertising takes place. As of December 31, 1999, $288,569 of these expenses were included in prepaids and other current assets.

    Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided for by using the accelerated and straight-

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


    line methods, using the estimated useful lives of the respective asset or, as to leasehold improvements, the term of the related lease if less than the estimated service life. Useful lives generally range from 3 to 15 years.

    Intangible Assets - Intangible assets consist of goodwill associated with the acquisition of the Paisano Companies and El Paso in 1998 (Note 3), and a trademark of the name and design `El Paso Bar-B-Que Company', and related trademarks. Goodwill is amortized on a straight-line basis over periods ranging from 20 to 30 years. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill. If the carrying value of the asset exceeds the estimated undiscounted future cash flows from operating activities of the related business, a permanent impairment is deemed to have occurred. In this event, the asset is written down, accordingly. As of December 31, 1999, management determined that no impairment existed. The trademarks are being amortized on a straight-line basis over a period of 7 years.

    Pre-Opening Costs - Costs incurred prior to commencement of a restaurant's operations are expensed as incurred.

    Deferred Financing Costs - Costs incurred in obtaining financing are deferred and amortized over the term of the related debt.

    Deferred Rent - The Company recognizes rent expense on a straight-line basis over the term of the leases (Note 12).

    Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and notes payable, convertible debentures, and long-term debt. The carrying value of all financial instruments, other than notes payable, convertible debentures, and long-term debt are representative of their fair values because of their short-term maturities. The carrying value of the Company's notes payable, convertible debentures, and long-term debt are representative of their fair value because of the short period of time elapsed since origination or the underlying interest rates are variable.

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

    Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. At December 31, 1999, management determined that the carrying value is recoverable.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


    Comprehensive Income - In 1997, the Financial Accounting Standards Board
    (FASB) issued SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and displaying of comprehensive income and its components. For the years ended December 31, 1997, 1998 and 1999, there was no difference between the Company's net loss and comprehensive loss.

    Recent Accounting Developments - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 was initially effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, was issued which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt this new standard as of January 1, 2001.


5.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:


                                                                                     1999                  1998

     Office equipment                                                          $   559,009            $  406,218
     Computer equipment                                                            806,843               535,298
     Production and restaurant equipment                                         2,476,211             1,296,051
     Leasehold improvements                                                      2,587,329             1,753,430
                                                                               -----------            ----------

                                                                                 6,429,392             3,990,997
     Less accumulated depreciation                                              (1,115,071)             (272,930)
                                                                               -----------            ----------

     Property and equipment, net                                               $ 5,314,321            $3,718,067
                                                                               ===========            ==========

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

6.  INVENTORIES

    Inventories consist of the following:


                                                                                  1999                 1998

   Food and restaurant supplies                                                $   54,406           $  187,718
   Paper                                                                          866,171            1,295,918
   Motorcycles and parts                                                          921,800              754,399
   Other retail products                                                        1,152,455            1,737,408
                                                                               ----------           ----------

                                                                               $2,994,832           $3,975,443
                                                                               ==========           ==========


7.  CONVERTIBLE DEBENTURES

    On May 11, 1998, the Company issued convertible debentures with a face value of $500,000 due May 11, 2000 in a private placement transaction. The debentures accrue interest at 8% per year. The debentures are convertible at the option of the holder into shares of the Company's common stock at the lesser of the five-day average closing bid price on the closing date or 75% of the five-day average closing bid price on the conversion date, as defined. The debentures were converted into common stock in increments throughout September 1998. The Company issued a total of 274,130 shares of its common stock in connection with the conversion of the Debentures. The conversion discount, which was $166,667 at the date of issuance, was recognized by the Company as interest expense over the shortest expected term to anticipated conversion of the debentures with a corresponding increase to the original principal amount of the debentures. In conjunction with the issuance of the convertible debentures, Newriders issued warrants for the purchase of 25,000 shares of Newriders' common stock to a financial advisor as compensation for arranging the Convertible Debenture issuances. The warrants have an exercise price of $2.82 per share and can be exercised at any time during the next three years. The fair value of the warrants, aggregating $40,901, has been recorded as debt issuance costs and was amortized over the term that the debentures were outstanding.

    On June 11, 1998, the Company issued convertible debentures with a face value of $1,000,000 due June 30, 2000, in a private placement transaction with a director of the Company. The debentures accrue interest at 8% per year, with interest payable quarterly. The debentures are convertible at the option of the holder into shares of the Company's common stock at the lesser of the five-day average closing bid price on the closing date or 75% of the five-day average closing bid price on the conversion date, as defined. The debentures are convertible at the holder's option anytime after August 10, 1998. The conversion discount, which was $333,335 at the date of issuance, was recognized by the Company as interest expense over the shortest expected term to anticipated conversion of the debentures, with a corresponding increase to the original principal amount of the debentures. In conjunction with the issuance of the convertible debentures, the Company issued warrants for the purchase of 25,000 shares of the Company's common stock, with an exercise price of $2.98 per share at any time during the next

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

    three years. The fair value of the warrants, aggregating $41,518, has been recorded as debt issuance costs and is being amortized over the term of the debentures. At December 31, 1999, $1,000,000 in principal balance remains outstanding. During 1999, $118,137 of accrued interest on this debenture was converted into 229,114 shares of Common Stock of the Company. In connection with this transaction, the Company incurred a stock issuance expense of $39,379. The Company has executed an agreement with the director to waive collection on this debenture until subsequent to March 31, 2001. Therefore, this debt has been classified as non-current.

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

       Tranche A - The Debentures in Tranche A were converted into common stock at 72.5% of the five-day average closing bid price on the conversion date and were converted into common shares during 1997. The Company issued a total of 146,913 shares of its common stock in connection with the conversion of the $600,000 of the original principal amount of the Debentures, plus interest accrued through the conversion date of $10,523.

       Tranche B Due December 12, 2000 - Convertible into common shares at the lesser of the five-day average closing bid price on the closing date or 80% of the five-day average closing bid price on the conversion date, as defined. The Debentures in Tranche B are convertible at the holder's option: one-third after January 26, 1998; one-third after February 25, 1998; and one-third after March 27, 1998. The Debentures are convertible at the option of the issuer at any time after December 12, 1998. As of December 31, 1999, the Company had issued 158,445 shares of its common stock in connection with the conversion of $683,333 in principal amount of the Debentures. At December 31, 1999, $316,667 in principal balance remains outstanding.

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

    In conjunction with the issuance of the Debentures, the Company issued an aggregate of 25,000 shares to a financial advisor as compensation for arranging the Convertible Debenture issuances. The fair value of the shares has been recorded as debt issuance costs and was amortized through the conversion date of the Convertible Debentures.

    Additionally, in conjunction with the issuance of the Debentures, the Company issued five-year broker warrants for 41,529 shares of common stock with exercise prices from $3.83 to $4.05. The fair value

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


    of the warrants has been recorded as debt issuance costs and is being amortized over the term of the Convertible Debentures.


8.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations is summarized as follows:

                                                                                       December 31,
                                                                              -----------------------------
                                                                                1999                1998
Senior term loan, net of unamortized debt discount
  of $544,176 in 1999 and $858,954 in 1998.                                     $15,751,412      $16,141,046

Revolving term loan                                                               4,375,000        3,750,000

Note payable related to settlement of litigation in the amount of $1,000,000 less imputed interest (at 10.35%) of $106,999.
  Payments of $35,000 are due monthly through December 20,
  2000 increasing to $40,000 through December 20, 2001,
  and to $50,000 through February 20, 2002                                          893,001                -

Secured installment promissory note agreements with a
  commercial lender bearing interest at 13.5%, interest and
  principle payments of $24,160 due through December 2002.
  A director and the president of the lender are directors of
  the Company                                                                       781,439          895,304

Note payable to a financial institution, dated June 30, 1997, in the amount of $1,500,000.  The note bears interest at 11%
  with monthly principal and interest payments of $20,663
  through July 1, 2007 and is collateralized by certain
  property and equipment                                                          1,262,567        1,364,702

Note payable to a financial institution, dated May 1, 1996 in the amount of $1,017,000.  The note bears interest at the
  prime rate plus 1% with monthly principal and interest
  payments of $15,364 through January 2001 and is
  collateralized by certain property and equipment                                  621,358          742,736

Note payable to a current landlord, dated May 15, 1995 in the amount of $1,500,000.  The note bore interest at 10.5% with monthly principal and interest payments of $3,373.
  The note was repaid in 1999                                                             -          201,815

Unsecured promissory note to a financial institution, dated
  March 2, 1998.  The note bore interest at 8% and was
  repaid in 1999                                                                          -          100,000

Note payable related to settlement of litigation in the amount
  of $90,000 which was paid in full by March 2000                                    37,000                -

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

                                                                                   December 31,
                                                                           -------------------------
                                                                           1999                 1998

Increasing rate secured promissory note with a financial
  institution, dated October 14, 1999, bearing interest
  at a rate beginning at 20% and increasing 1% each month
  from April 14, 2000 through its maturity on October 14,
  2000. The note is secured by the common stock of the Company.              275,000                0


Secured installment promissory note agreement with a
  commercial lender bearing interest at the prime rate plus 1%
  with monthly principal and interest payments of $12,373
  through November 1, 2002 and is collateralized by certain
   property and equipment.                                                   500,000                0

Secured inventory flooring agreement with a commercial lender bearing interest at the prime rate plus 3.75% due upon sale
  of the underlying inventory.                                               157,516                0


Obligations under capital leases with various financial
  institutions ending on various dates through November 2008.              1,770,202           76,815
                                                                          ----------       ----------

                                                                          26,424,495       23,272,418
Less current maturities                                                   (1,874,578)        (558,748)
                                                                          -----------      -----------

                                                                         $24,549,917      $22,713,670
                                                                         ===========      ===========



    Upon its acquisition by Easyriders, Inc., Paisano Publications obtained an aggregate of $22,000,000 in financing (the Senior Loans) from a financial institution. This financing was comprised of $17,000,000 in senior term loans (the Term Loans) and $5,000,000 in revolving loans (the Revolving Loans). The proceeds from the Term Loans plus $3,500,000 of the Revolving Loans were used to repay certain promissory notes issued to the stockholder of the Paisano Companies in conjunction with the Paisano Acquisition (Note
    3) and to pay certain acquisition expenses. To the extent that Paisano Publications is in compliance with the terms of the Senior Loans, any unused portion of the Revolving Loans may be used by Paisano Publications for working capital purposes. At December 31, 1999, there was $625,000 of available borrowings under the Revolving Loans subject to the approval of the lender. In February 2000, the Company borrowed another $325,000 under the Revolving Loans, leaving a balance of $300,000 of available borrowings.

    The Senior Loans are guaranteed (the Guarantees) by Easyriders and the Paisano Companies, other than Paisano Publications (the Guarantors). The Senior Loans will mature on September 23, 2001, and

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


    bear interest at an annual rate equal to the prime rate (8.50 % at December 31, 1999) plus 1.85%, payable monthly. The Senior Loans and the Guarantees are secured by a first priority security interest in substantially all of the tangible and intangible assets (owned or hereafter acquired) of Easyriders and the Paisano Company, including all of the capital stock or equity interests of the Paisano Company and Newriders. The Senior Loans and the Guarantees constitute the sole senior secured indebtedness of Paisano Publications and the Guarantors and rank senior to all other indebtedness of Paisano Publications and the Guarantors.

    Paisano Publications is obligated to pay the Senior Lender a fee equal to 0.25% per annum of the average daily undrawn amount of the Revolving Loans.

    At the end of each one-month period in which the Term Loans are outstanding, Paisano Publications is required to prepay the Term Loans in an aggregate principal amount equal to 35% of Excess Cash Flow, as defined, for such period, to the extent such Excess Cash Flow is achieved. Because this prepayment is dependent upon Excess Cash Flow, no amounts have been classified as current at December 31, 1999.

    Because the Senior Loans included restrictions on the ability of the Paisano Companies to transfer funds to Easyriders in the form of cash dividends, loans, or advances, the net assets of the Paisano Companies are considered to be restricted. The restricted net assets of the Paisano Companies at December 31, 1999, total $30,446,576. See Parent Company financial information at Note 19.

    Subject to certain limitations on dividends and provided that no event of default has occurred, Paisano Publications may loan funds to Easyriders monthly, limited to the lessor of $100,000 or 35% of the Excess Cash Flow for the preceding monthly period. As of December 31, 1999, Paisano Publications has been able to provide $204,712 of funding to the Company based on Paisano's attainment of Excess Cash Flow. The inability of Paisano Publications to provide funds to Easyriders, Inc. in the future can adversely impact the ability of Easyriders, Inc. to repay certain expenses of the Company (Note 12).

    The Senior Loans contain numerous operating and financial covenants, including but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures. At December 31, 1999, Paisano was in violation of several financial covenants including the required leverage ratio, the required minimum consolidated EBITDA and the required interest coverage ratio. The Company has received waivers related to events of noncompliance.

    Under the terms of the Senior Loans the Company issued warrants to purchase 348,157 shares of common stock at an exercise price of $3.00 per share, exercisable at any time up to seven years from their date of issuance. The fair value of the warrants, $944,332, has been recorded as a debt discount and is being amortized over the term of the Senior Loans. As compensation for the waivers related to events of noncompliance, the Company repriced the warrants. The increase in fair value of the warrants, if any, related to the reduction in the exercise price to $1.625 per share was recorded as a debt discount and is being amortized over the remaining term of the Senior Loans.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


    In October 1999, Paisano Publications issued a $275,000 increasing rate secured promissory note to an investment partnership, Siena Capital Partners, L.P. This loan (the "Siena Loan") is subordinate to the Nomura Indebtedness. The loan bears interest at a rate of 20% per annum (increasing by 1% monthly beginning April 14, 2000), and is due and payable with accrued interest on October 14, 2000. Warrants to purchase 100,000 shares of the Common Stock of the Company were issued with an exercise price of $0.01 per share. If the Siena Loan has been paid off in its entirety by April 13, 2000, the warrants become null and void. In addition, if the balance is not paid in full by July 13, 2000, the Company must issue warrants to purchase an additional 300,000 shares of the Common Stock of the Company, and if the balance is not paid in full by October 13, 2000, the Company must issue warrants to purchase an additional 100,000 shares of the Common Stock of the Company. Thereafter, until the loan is paid in full, the Company must issue warrants to purchase 150,000 shares of the Common Stock of the Company on the 13th day of each month. (See Subsequent Events -
    Note 20).

    Aggregate maturities of long-term debt and payment obligations under capital leases for each of the next five years and thereafter are as follows:


                                                            Long-Term            Capital Lease
                                                               Debt               Obligations              Total
                                                         ---------------------------------------------------------

Year ending December 31:
  2000                                                    $ 1,458,811            $  433,949            $ 1,892,760
  2001                                                     22,065,299               470,037             22,535,336
  2002                                                        793,906               459,671              1,253,577
  2003                                                        157,924               451,933                609,857
  2004                                                        176,199               329,332                505,531
  Thereafter                                                  546,330               493,981              1,040,311
                                                          -----------            ----------            -----------

                                                           25,198,469             2,638,903             27,837,372
    Less debt discount                                       (544,176)                    -               (544,176)
    Less imputed interest                                           -              (868,701)              (868,701)
                                                          -----------            ----------            -----------

                                                          $24,654,293            $1,770,202            $26,424,495
                                                          ===========            ==========            ===========


9.  NOTES PAYABLE TO STOCKHOLDER

    In connection with the Paisano Acquisition, the sole stockholder of the Paisano Companies received promissory notes aggregating $13,000,000 (the Contributor Notes). The Contributor Notes consist of a subordinated promissory note (the Contributor Subordinated Note) in the amount of $5,000,000, a limited recourse subordinated promissory note (the Contributor Mirror Note) in the amount of $5,000,000 secured by the Martin Mirror Note (defined below) and a subordinated promissory note (the Contributor Short-Term Subordinated Note) in the amount of $3,000,000. The Contributor Subordinated Note has a term of five years and can be extended for an additional term of five years by

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


    Registrant and bears interest at an annual rate between 6% and 10%. The Contributor Mirror Note has a term of five years and will be extended if, and to the extent that, the Martin Mirror Note (Note 13) is extended, and bears interest at an annual rate between 6% and 10%. The Contributor Short-Term Subordinated Note bears interest at an annual rate of 10% and had a term of 90 days (stated maturity date of December 23, 1998). On April 9, 1999, the Company issued shares of stock in exchange for the forgiveness of interest on the Contributor Subordinated Note of $75,000 and a reduction in principal of the Contributor Subordinated Note from $5,000,000 to $3,575,000 (Note 13). On March 31, 2000, the former sole stockholder of the Paisano Companies agreed to defer collection of all interest and principle due under the Contributor Notes until March 31, 2001. Therefore, the $3,000,000 Contributor Short-Term Subordinated Note was classified as long-term (See Subsequent Events - Note 20).

    On February 23, 1999, the Company borrowed $704,612 from two directors of the Company. The balance borrowed was evidenced by two notes of equal amount from each shareholder. The notes bear interest at 13% per annum and both interest and principal are due on September 23, 2002. The Notes were fully repaid through proceeds from the issuance of common stock on April 8, 1999.


10.  INCOME TAXES

    The Company's provision (benefit) for income taxes consists of the following at December 31:


                                                                             1999                   1998
     Current:
      Federal                                                             $       0            $         0
      State                                                                  11,500                  8,300
                                                                          ---------            -----------

                                                                             11,500                  8,300

     Deferred:
      Federal                                                             4,163,454              3,263,935
      State                                                                 528,759                473,317
      Change in valuation allowance                                      (4,692,213)            (3,737,252)
                                                                          ---------            -----------

                                                                                  0                      0
                                                                          ---------            -----------

                                                                          $  11,500            $     8,300
                                                                          =========            ===========

    A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to income before provision for income taxes is as follows for the year ended December 31:

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------



                                                                              1999               1998

Federal statutory rate                                                        (35)%              (35)%
State income taxes, net of federal benefit                                      1                 (3)
Nondeductible expenses related to acquired intangibles                          5                  3
Change in valuation allowance                                                  30                 32
Other                                                                          (1)                 3
                                                                              -----             -----

                                                                                0%                0%
                                                                              =====             =====


    Significant components of the Company's deferred tax assets (liabilities) at December 31 are as follows:


                                                            1999                  1998
Current:
     State taxes                                       $   (90,218)          $   (28,980)
     Accrued compensation                                  510,344               329,840
     Other                                                 788,517               277,605
     Valuation allowance                                (1.208,643)             (578,465)
                                                       -----------           -----------

                                                                 -                     -
                                                       -----------           -----------
Noncurrent:
     State taxes                                          (354,976)             (233,613)
     Fixed assets                                          (14,410)               40,313
     Net operating loss carryforward                      9,675,237            5,437,116
     Valuation allowance                                 (9,305,851)          (5,243,816)
                                                        -----------          -----------

                                                                  -                    -
                                                        -----------          -----------

                                                        $         -          $         -
                                                        ===========          ===========



    The Company has provided a full valuation allowance on the net deferred asset at December 31, 1999 and December 31, 1998, due to the uncertainty regarding its realization.

    At December 31, 1999, the Company has available net operating loss carryforwards of approximately $25,377,000 and $11,961,000 for federal and state income tax purposes, respectively. Approximately $11,995,000 of the federal loss carryforward related to pre-reorganization periods which can be used to offset future taxable income. Sections 382, 383, and 1502 of the Internal Revenue Code of 1986 place certain limitations on the use of these acquired losses. A maximum of approximately $1,100,000 of the

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


    net operating loss carryforwards can be utilized annually in 2000 and subsequent years. Any net operating losses not utilized will begin expiring in 2010 and 2003 for federal and state purposes, respectively.


11. PENSION PLAN

    The Paisano Companies had a noncontributory defined benefit pension plan (the Plan) covering a majority of their employees. The Company assumed this plan through the purchase of the Paisano Companies. Effective November 22, 1999, the Plan was terminated and the Plan assets were distributed to the Plan participants.


12. COMMITMENTS and CONTINGENCIES

    Leases - The Company leases its facilities and certain equipment under both capital leases (Note 8) and triple net operating lease agreements. Under the terms of the operating leases, the Company is required to pay certain costs of the leased properties including taxes, insurance, and utilities. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $1,577,706, $470,978 and $433,188, of which $599,124, $140,808 and $42,000 was paid to directors and stockholders of the Company.

    Minimum annual payments under these agreements as of December 31, 1999 are as follows:


                                                       Operating           Operating
                                                       leases               leases
                                                                           (related
                                                                            parties)
Year ending December 31:
  2000                                              $  718,041           $  563,999
  2001                                                 769,725              575,058
  2002                                                 767,183              586,360
  2003                                                 761,237              446,232
  2004                                                 539,209
  Thereafter                                         1.868,323
                                                    ----------           ----------
 Total minimum lease payments                       $5,423,718           $2,171,649
                                                    ==========           ==========

    Employment Agreements - The Company has entered into employment and consulting agreements with certain Company officers requiring minimum aggregate compensation as follows: $910,000 (2000), $835,000 (2001),
    $650,000 (2002), $555,000 (2003) and $300,000 thereafter.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

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

    Litigation - The Company is currently involved in litigation incidental to its business both as a plaintiff and defendant. In the opinion of management, the ultimate resolution of such litigation will not have a material impact on the Company's financial statements.


13. STOCKHOLDERS' EQUITY

    Exchange Ratio - As more fully described in Note 1, at the time of the Merger, the Company effected a 2-for-1 exchange of its common stock. Historical share and per share information has been retroactively restated in the accompanying consolidated financial statements.

    Treasury Stock Transactions - In connection with the reorganization, four of the largest stockholders of Newriders agreed to return to Newriders an aggregate of 6,156,480 shares of Newriders' common stock. A total of 4,848,480 of these shares were delivered to Newriders for cancellation at or prior to closing. One of the four stockholders, Rick Pierce, failed to deliver 1,308,000 of the Newriders shares to be canceled, of which 464,000 Newriders shares are beneficially owned by another individual, who had consented to their cancellation. The Paisano stockholder waived the condition for cancellation of the 1,308,000 Newriders' shares at closing, on the condition that Newriders continue to pursue the cancellation of the 1,308,000 Newriders shares.

    Easyriders has issued stop transfer instructions concerning the 1,308,000 Newriders' shares which were to have been canceled, which is equivalent to 654,000 shares of Easyriders, Inc. common stock. Following the closing on September 23, 1998, a petition for an involuntary bankruptcy proceeding under Chapter 11 of the U.S. Bankruptcy Code involving Rick Pierce was filed. Easyriders has pursued its claim for cancellation of the 1,308,000 Newriders' shares in the bankruptcy proceeding in question. The bankruptcy Trustee has recently procured share certificates in the name of Rick Pierce totaling 1,500,000 shares of Newriders common stock. It is anticipated that these shares will be surrendered to Easyriders' transfer agent. Upon such surrender, Rick Pierce will have met his entire commitment to surrender shares pursuant to the Reorganization, and his bankruptcy estate will be entitled to receive 96,000 shares of Easyriders common stock (192,000 Newriders). Share and per share

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

    amounts in the accompanying consolidated financial statements assume that the 1,308,000 shares have been canceled.

    Sale of Stock to Related Parties - In connection with the Reorganization, the chairman of the Company purchased 4,036,797 shares of Easyriders' common stock at $3.05 per share. Aggregate consideration of $12,300,000 was paid, $5,000,000 in cash and the balance by delivery of two promissory notes (the Martin Mirror Note and the Other Martin Note). The Martin Mirror Note is in the amount of $5,000,000 and has been pledged by Easyriders to secure a note payable to the former stockholder of the Paisano Companies. The Other Martin Note has a face amount of $2,300,000. The Martin Mirror Note has a term of five years, may be extended by Mr. Martin for an additional period of five years, and bears interest at an annual rate beginning at 6% and increasing to 10% over its life. The Other Martin Note has a term of five years, and may be extended for an additional five years and bears interest at an annual rate between 6% and 10%. These promissory notes have been recorded as an offset to stockholders' equity.

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

    Also on April 8, 1999, the Company sold 1,397,950 shares of common stock of the Company to the former sole stockholder of the Paisano Companies and a director of the Company for the sum of $1,500,000. The number of shares issued was calculated as 75% of the average closing price of the common stock, with average closing price being defined as the average of the last recorded sale price of the common stock on the ten consecutive trading days ending on and including April 8, 1999. As consideration for the $1,500,000 in common stock, the director forgave interest on a $5,000,000 note payable of $75,000 and reduced the principal on the note payable from $5,000,000 to
    $3,575,000.   In conjunction with this stock issuance at a discount, the
    Company recorded $300,000 of stock issuance expense.

    On July 14, 1999, the Company sold to two directors of the Company 234,940 shares each of common stock of the Company for the sum of $250,000 each. The number of shares issued was calculated as 75% of the average closing price of the common stock, with average closing price being defined as the average of the last recorded sale price of the common stock on the ten consecutive trading days ending on and including July 14, 1999. In conjunction with this stock issuance at a discount, the Company recorded $100,000 of stock issuance expense.

    Stock issued to settle litigation - On August 3, 1999, the Company issued 50,000 shares of the common stock of the Company in settlement of a dispute with an ex-employee. Compensation expense was recognized equal to the fair market value of such shares on the date of issuance.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

    On December 7, 1999, the Company issued 36,782 shares of the common stock of the Company in settlement of a dispute with an ex-consultant. An amount equal to the fair market value of such shares on the date of issuance was expensed.

    Common Stock Issued for Services - During 1997, the Company issued 167,500 shares (including 25,000 issued to a financial advisor [see Note 7]) for consulting and other services. Shares were issued at their fair value at the date of issuance which ranged from $3.00 to $4.20 per share and was recorded as stock issuance expense in the accompanying consolidated financial statements.

    During June 1998, the Company issued 500,000 shares of the Company's common stock to the sole stockholder of Paisano Publications, Inc. for services to the Company and the satisfaction of certain trade payables. The fair value of the shares, net of the forgiven trade payables, was recorded as stock issuance expense in the accompanying consolidated financial statements.

    As more fully described in Note 3, in conjunction with the Reorganization, the Company issued warrants to purchase 870,393 shares of common stock of the Company to a financial advisor of the Company. The warrants have been valued at $2,069,258 using the Black-Scholes option-pricing model and have been included in the determination of the purchase price of the Paisano Companies and El Paso. The warrants will be exercisable at any time for a period of seven years from their date of issuance.

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

    During July and August 1999, the Company issued 70,000 shares of Easyriders, Inc. stock to a consultant of Easyriders as compensation for services performed. The fair value of the stock, $90,020, was recorded as consulting expense.

    During November 1999, the Company issued 9,700 shares of Easyriders, Inc. stock with a fair value of $12,115 to 97 employees who had been employed since the date of the Reorganization.

    During December 1999, the Company issued 100,000 shares of Easyriders, Inc. stock to a consultant of Easyriders as compensation for services performed. The fair value of the stock, $106,250, was recorded as consulting expense.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

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

    Stock Option Plans - In November 1997, the Company adopted its 1997 Executive Incentive Compensation plan (the Newriders Plan), which provides for the grant of stock options to purchase Newriders stock and other awards to certain officers, key employees, consultants, or other persons affiliated with the Company. The maximum number of Newriders shares of common stock that may be issued pursuant to the Plan is 5,000,000 (pre-split). Following the adoption of such plan, the Company granted options to purchase an aggregate of 2,721,000 (pre-split) shares of the Newriders common stock at (pre-split) prices ranging from $2.50 to $3.00 per share (pre-split), which the Company's Board of Directors deemed to be equal to, or in excess of, fair market value of the common stock at the dates of grants, to employees of the Company. Additionally, in 1997, options were granted for the purchase of up to 395,000 (pre-split) Newriders common shares at $2.50 per share (pre-split) to certain nonemployees of the Company. The Company recorded compensation expense equivalent to the fair value of the options granted to nonemployees, totaling approximately $671,500. These options vested upon grant. As part of the Reorganization, all the outstanding options to purchase Newriders shares were exchanged for options under the Easyriders Plan to purchase the Company's stock on the basis of one share of the Company's Common Stock for each two shares of Newriders Common Stock at an exercise price equal to two times the exercise price provided in the stock option. Activity under the Newriders Plan has been restated to give effect to this exchange ratio.

    In September 1998, the Company adopted its 1998 Executive Incentive Compensation plan (the Easyriders Plan), which provides for the grant of stock options and other awards to certain officers, key employees, consultants or other persons affiliated with the Company. The maximum number of shares of common stock that may be issued pursuant to the Easyriders Plan is 2,800,000. Following the adoption of such plan, the Company granted options to purchase an aggregate of 355,000 shares of the Company's common stock at $5.00 as part of the acquisition of the Paisano Companies. Of these option grants, 160,700 were granted under the Company's 1998 Executive Incentive Compensation plan, and 194,300 were granted outside of the plan. The Company recorded an increase to the purchase consideration for the Paisano Companies equivalent to the fair value of the options granted to nonemployees, totaling approximately $697,434.

    During the year ended December 31, 1999, the Board of Directors of the Company authorized the granting of 1,867,000 options to employees, consultants and directors of the company, 1,276,150 were granted under the Company's 1998 Executive Incentive Compensation plan, and 590,850 were granted outside of the plan. SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

    not require the Company to record compensation cost for employee stock option grants. The Company has chosen to continue to account for employee option grants using Accounting Principles Board Opinion No. 25.

    The following table summarizes the activity under the Plan for the period indicated:

                                         1999                            1998                            1997
                             -----------------------------    ---------------------------      ----------------------------
                                               Weighted                       Weighted                         Weighted
                                Number of      average         Number of      average           Number of       average
                                  shares      exer. price        shares       exer. price        shares        exer. price

      Beginning of period        738,000          $5.00       1,558,000          $5.00              -         $   -
      Grants                   1,867,000           1.73         825,000           5.00      1,558,000          5.00
      Cancelations               (88,150)          3.69      (1,645,000)          5.00              -
                                ---------                     ---------                      --------

      End of period            2,516,850          $2.55         738,000          $5.00      1,558,000         $5.00
                               =========                     ==========                     =========

      Exercisable at             851,350          $4.07         608,000          $5.03        258,000         $5.00
      end of period            =========                     ==========                     =========

    Summary information related to stock options outstanding as of December 31, 1999, is as follows:

                           Options outstanding                                         Options exercisable
                                 Number                                                      Number
                             outstanding at         Weighted         Remaining           exercisable at            Weighted
      Exercise                December 31,          average         contractual           December 31,             average
        price                     1999           exercise price   life (in years)             1999              exercise price

     $0.9375 to $1.75           1,746,700            $1.72             9.18                   193,700               $1.67
     $2.00 to $2.85               160,000            $2.23             8.02                    57,500               $2.23
     $5.00 to $6.00               610,150            $5.01             7.09                   600,150               $5.02
                                ---------                                                     -------
                                2,516,850                                                     851,350
                                =========                                                     =======

    Stock Warrants - The Company has issued warrants related to the issuance of subordinated debt and as compensation to employees during 1999, 1998 and 1997. The following outlines the activity related to the Warrants for the period indicated:

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

                            1999                            1998                            1997
                      -------------------------------     ---------------------------    ---------------------------
                                         Weighted                        Weighted                        Weighted
                         Number of       average          Number of      average          Number of      average
                           shares     exercise price       shares     exercise price       shares     exercise price

Beginning of period      1,333,750             $7.58        270,646            $7.98              -
Grants                     100,000             $0.01      1,063,104            $8.00        270,646            $7.98
Cancelations              (250,000)            $8.00
                         ---------                        ---------                         -------

End of period            1,183,750             $1.85      1,333,750            $7.58        270,646            $7.98
                         =========                        =========                         =======


    In April 1999, as compensation for certain services provided by a financial advisor, the Company repriced warrants to purchase 592,184 shares of the Company's common stock. The exercise price was reduced to $1.75 per share.

    As of December 31, 1999, 1,083,750 of the outstanding warrants are exercisable. The warrants have a range of exercise price from $0.01 to $8.10 and have a weighted average remaining life of 6.0 years.

    SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require Company to record compensation cost for employee stock option grants. The Company has chosen to continue to account for employee option grants using Accounting Principles Board Opinion No. 25. No compensation expense has been recognized for employee stock option grants. Had compensation expense for the employee stock option grants been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1999, 1998 and 1997, would have been reduced to the pro forma amounts indicated below:


                                                               1999                    1998                    1997
     Net loss applicable to common stock:
       As reported                                          $(14,103,558)           $(12,131,889)           $(4,776,874)
       Pro forma                                            $(17,123,385)           $(12,828,148)           $(6,107,953)
     Net loss per common share:
       As reported                                          $      (0.65)           $      (1.04)           $     (0.57)
       Pro forma                                            $      (0.79)           $      (1.10)           $     (0.73)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999: zero dividend yield, expected volatility of 109%, risk-free interest rate of 5.9%, and expected lives of three years in 1997; zero dividend yield, expected volatility of 101% to 150%, risk-free interest rate of 5.4% to 6.2%, and expected lives of 3 to 10 years in 1998; and, zero dividend yield, expected volatility of 44% to 136%, risk-free interest rate of 4.8% to 6.2%, and expected lives of 1 year to 10

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

    years in 1999. The weighted average fair value of each option grant was $1.66 per share, $3.38 per share and $7.75 per share for 1999, 1998 and 1997, respectively.


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


16. NET LOSS PER SHARE

    A reconciliation of the numerators and denominators used in basic and diluted net loss per share are as follows for the years ended December 31:


                                                                  1999                    1998                    1997

Net loss                                                        $(14,103,558)           $(12,131,889)           $(4,776,874)
                                                                ------------            ------------            -----------

Weighted average number of common shares:
  Basic                                                           21,617,543              11,686,551              8,317,533
  Effect of dilutive securities
                                                                ------------            ------------            -----------

  Diluted                                                         21,617,543              11,686,551              8,317,533
                                                                ============            ============            ===========

Net loss per share:
  Basic                                                         $      (0.65)           $      (1.04)           $     (0.57)
  Effect of dilutive securities
                                                                ------------            ------------            -----------

  Diluted                                                       $      (0.65)           $      (1.04)           $     (0.57)
                                                                ============            ============            ===========

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

    All stock options, stock warrants, and convertible debentures were considered anti-dilutive and therefore basic weighted average number of common shares equals diluted weighted average number of common shares for December 31, 1999, 1998 and 1997.


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

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

                                                     Goods and         Food                          Other
                                     Publishing       services        service      Franchising     operations       Totals

      1998:
      Sales external customers     $ 6,954,082       $ 2,565,314     $ 3,527,311    $   151,200     $  562,411     $13,760,318
      Income (loss) from
        operations                   1,185,153           240,832         (47,071)      (583,533)      (363,453)        431,928
      Segment assets                 4,748,986         3,474,002       5,137,288        196,568        199,960      13,756,804
      Capital expenditures              76,642            70,266          96,411                                       243,319
      Depreciation and
        amortization                    53,204            62,323         315,730                        12,542         443,799

      1999:
      Sales external customers     $23,588,851       $ 5,968,735     $11,294,859    $    93,137     $3,550,820     $44,496,402
      Income (loss) from
        operations                    (857,974)    (2,109,982)            89,502     (1,922,432)        85,283      (4,715,603)
      Segment assets                 7,381,964      1,299,782          5,296,659          8,899        272,237      14,259,541
      Capital expenditures             574,346          5,649            647,948                        17,000       1,244,943
      Depreciation and
        amortization                   347,539         48,347            498,931          8,475         94,078         997,370



    No segment information is provided for 1997, as the results represent the results of Newriders, Inc. only. The operations of Newriders, Inc. are considered to be one component of the food service segment.

    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:


                                                                              1999                    1998
                                                                            -----------------------------------
      Loss from operations included in segment disclosure                   $ (4,715,603)           $   431,928
      Unallocated, selling, general, and administrative                       (5,142,070)            (5,850,331)
      Stock issuance expense                                                    (739,379)            (2,504,867)
      Loss on sale of restaurant to related party                                      0             (1,099,760)
      Write-off of stock subscription receivable                                       0               (750,000)
                                                                            ------------            -----------

      Loss from operations                                                  $(10,597,052)           $(9,773,030)
                                                                            ============            ===========

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------



                                                                      1999                  1998
                                                            --------------------------------------------
Segment assets                                                         $14,259,541           $13,756,804
Cash and cash equivalents                                                  734,856               278,035
Receivable from shareholder                                                395,010               398,085
Goodwill                                                                60,356,501            62,704,698
                                                                       -----------           -----------

Total assets                                                           $75,745,908           $77,137,622
                                                                       ===========           ===========


                                                                        1999                 1998
                                                              ------------------------------------------
Depreciation and amortization included in segment disclosure             $  997,370           $  443,799
Amortization of goodwill                                                  2,218,410              612,739
                                                                         ----------           ----------

Depreciation and amortization                                            $3,215,780           $1,056,538
                                                                         ==========           ==========



    Revenues concerning principal geographic areas is as follows based on customer location:

                      USA          Canada       Germany       UK       Australia      Other         Total

1999               $40,254,431    $1,065,203    $609,534    $500,298    $476,978    $1,589,958    $44,496,402
1998               $12,783,632    $  298,061    $189,727    $154,680    $124,044    $  210,174    $13,760,318


    The Company's foreign operations consist primarily of international newsstand sales and mail-order product sales. No one foreign country makes up more than 10% of international sales. The Company does not have any identifiable assets attributable to these foreign activities and does not separately identify any expenses related specifically to foreign activities. Therefore, income before taxes and net income associated with foreign activities is not presented.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

18. TRANSACTIONS WITH RELATED PARTIES

    For each of the three years in the period ended December 31, 1999, the Company entered into transactions with the following related parties: significant stockholders of the Company and entities in which significant stockholders of the Company are directors or own a controlling interest. The following amounts represent related party transactions for the years ended December 31:

                                                                             1999             1998            1997

Rent paid to shareholders/directors (Note 12)                              $  599,124       $  140,808       $ 42,000
Interest expense to directors/shareholders                                 $  887,050
Interest income from directors/shareholders                                $  438,000
Product sales to shareholder                                               $  196,877       $   75,182
Loss on sale of restaurant to shareholder (Note 15)                                         $1,099,760
Sale of 96,150 shares of stock to directors of the Company                                                   $500,000
Sale of 3,265,780 shares of stock to directors of the Company              $3,500,000
Issuance of 20,000 shares in exchange for legal services from
  a stockholder and director                                                                                 $ 60,000
Expense related to issuance of 500,000 shares in
  exchange for services and satisfaction of $210,333 of
  trade payables to a director of the Company (Note 13)                                     $1,888,867
Expense related to issuance of 229,114 shares in payment
  of interest payable to a director of the Company                         $   39,379
Expense related to issuance of 3,265,780 shares in
  private placements of Common Stock to directors of
  the Company (Note 13)                                                    $  700,000
Expense related to issuance of 200,000 shares to an employee of
  the Company as compensation for services performed (Note 13)                              $  616,000
Expense related to issuance of 229,114 shares to a director of
  the Company for interest owed on convertible securities                  $  118,137
Expense related to legal services from a stockholder                       $   38,884       $  150,378       $ 44,315
Expense related to consulting services from a stockholder                  $  230,000
Compensation of directors/shareholders                                     $1,407,341
Cash paid for advertising from a stockholder and director                                                    $ 41,133
Advances from shareholders                                                                                   $305,000
Repayments of advances from shareholders                                                    $  270,650

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

    The following amounts represent related party balances as of December 31:

                                                                            1999                  1998

Subordinated debt issued to a director (Note 7)                              $ 1,000,000           $ 1,000,000
Note payable issued to a stockholder (Note 9)                                $11,575,000           $13,000,000
Interest payable to directors                                                $ 1,030,747
Receivable from a shareholder from the sale of stock (Note 13)               $ 7,300,000           $ 7,300,000
Receivable from a shareholder related to the
  Paisano Companies acquisition (Note 3)                                     $   375,716           $   398,085
Interest receivable from director                                            $   556,016
Other receivable from shareholder                                            $    19,294           $    32,000
Accrued compensation to a shareholder                                        $ 1,172,857
Advances from shareholder
Promissory note with affiliated lender (Note 8)                              $   781,439           $   895,304
Payable to shareholder for legal services performed                          $    18,761           $    47,684
Payable to shareholder for rent                                              $   177,621

    Lease Assignment - On February 9, 1998, a stockholder and director assumed the Company's obligation under an operating lease agreement effective March 1, 1998. Under the terms of the lease, monthly lease payments of $2,200 have been assumed through the end of the lease term in May 2017.

19. Parent Company Financial Information

    The following presents the unconsolidated financial statements of the parent company only, Easyriders, Inc. (Note 1) as of December 31, 1999.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

                     EASYRIDERS, INC. (Parent Company Only)


     BALANCE SHEETS

                                                                                          1999                       1998
     ASSETS

     CURRENT ASSETS:
     Cash and cash equivalents                                                          $   (9,967)               $    33,341
     Inventory                                                                                    -                    74,999
     Other current assets                                                                         -                   118,016
                                                                                        -----------               -----------

       Total current assets                                                                  (9,967)                  226,356

     PROPERTY AND EQUIPMENT, net                                                                  -                     8,398

      DEPOSITS AND OTHER ASSETS                                                             106,509                   205,726

      INVESTMENTS IN SUBSIDIARIES                                                        36,127,926                45,491,676
                                                                                        -----------               -----------

                                                                                        $36,224,468               $45,932,156
                                                                                        ===========               ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
     Accounts payable                                                                   $   628,206               $   516,325
     Accrued expenses and other current liabilities                                       1,683,541                   690,740
     Payables to subsidiaries                                                               320,791                   277,057
     Current portion of long-term debt                                                      645,565                   353,485
                                                                                        -----------               -----------

       Total current liabilities                                                          3,278,103                 1,837,607

     CONVERTIBLE DEBENTURES, net                                                          1,000,000                 1,316,667

     NOTE PAYABLE TO STOCKHOLDER                                                         11,575,000                13,000,000

     LONG-TERM DEBT                                                                         489,541                   720,902

     OTHER LONG TERM LIABILITIES                                                            260,084

     STOCKHOLDERS' EQUITY                                                                19,621,740                29,056,980
                                                                                        -----------               -----------

                                                                                        $36,224,468               $45,932,156
                                                                                        ===========               ===========

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

                     EASYRIDERS, INC. (Parent Company Only)


STATEMENTS OF OPERATIONS

                                                                                1999             1998            1997

REVENUES                                                                    $                $    969,424     $ 2,932,708

COST OF SALES                                                                                     578,877       1,670,146
                                                                            ------------     ------------     -----------

GROSS MARGIN                                                                $                     390,547       1,262,562

EXPENSES                                                                       3,210,211        8,453,570       5,701,017
                                                                            ------------     ------------     -----------

LOSS FROM OPERATIONS                                                          (3,210,211)      (8,063,023)     (4,438,455)

EQUITY IN NET LOSSES OF SUBSIDIARIES                                           9,363,753        2,378,946

OTHER EXPENSE, net                                                             1,529,594        1,689,920         338,419
                                                                            ------------     ------------     -----------

NET LOSS                                                                    $(14,103,558)    $(12,131,889)    $(4,776,874)
                                                                            ============     ============     ===========

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

                     EASYRIDERS, INC. (Parent Company Only)

     STATEMENTS OF CASH FLOWS

                                                                                 1999             1998          1997

     CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
     Net loss                                                                $(14,103,558)    $(12,131,889)   $(4,776,874)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Common stock issuance expense                                              739,379        1,888,867
       Common stock issued for services                                           171,875          616,000        572,500
       Common stock issued for interest                                           118,137
       Compensatory options issued to nonemployees                                                                671,500
       Services rendered in satisfaction of common stock                                                          250,000
       Depreciation and amortization                                               65,364          261,241         99,388
       Write-off of leasehold improvements                                                                        628,129
       Loss on sale of restaurant to third party                                                 1,099,760
       Loss on sale of property, plant, and equipment                                              182,717
       Write-off of stock subscription receivable                                                  750,000
       Amortization of debt issuance costs                                                       1,369,536        310,877
       Equity in net losses from subsidiaries                                   9,363,753        2,378,946
       Increase (decrease) in cash resulting from changes in operating accounts, net of acquitions
         Current assets                                                           193,015          124,988        183,066
         Current liabilities                                                    1,260,115        1,031,845
         Other assets                                                              42,251
         Other liabilities                                                        260,084         (128,003)       872,246
                                                                             ------------     ------------    -----------

          Net cash used in operating activities                                (1,889,585)      (2,555,992)    (1,189,168)

     CASH FLOWS FROM INVESTING ACTIVITIES -
     Cash paid for acquisitions, less cash acquired                                             (5,000,000)
     Proceeds from sale of fixed assets                                                            200,000
     Purchases of fixed assets                                                          -         (164,771)    (1,214,957)
                                                                             ------------     ------------    -----------

         Net cash used in investing activities                                          -        (4,964,771)   (1,214,957)

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of convertible debentures and long-term debt                                         2,100,000    2,650,000
     Payment of long-term debt and capital leases                                (179,520)          (607,179)    (127,723)
     Payments of stockholders advances                                                              (201,350)
     Issuance and payment of note payable to stockholder                                                          251,350
     Cash contributions to capital                                                                                373,084
     Common stock issued for cash                                               2,025,800          5,000,000      500,000
                                                                             ------------       ------------    ---------

          Net cash provided by financing activities                             1,846,280          6,291,471    3,646,711
                                                                             ------------       ------------    ---------

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

                                                                         1999                   1998                  1997
     NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                    $  (43,308)           $(1,229,292)            $1,242,586

     CASH AND CASH EQUIVALENTS, beginning of year                            33,341              1,262,633                 20,047
                                                                           ----------            -----------           ----------

     CASH AND CASH EQUIVALENTS, end of year                              $   (9,967)           $    33,341             $1,262,633
                                                                         ==========            ===========             ==========

     SUPPLEMENTAL CASH FLOW INFORMATION -
       Cash paid for interest                                            $  195,976            $   364,733             $   21,482
                                                                         ==========            ===========             ==========

     NONCASH FINANCING ACTIVITIES:
     Common stock issued in settlement of accounts payable               $        -            $   211,134             $        -
                                                                         ==========            ===========             ==========
     Common stock issued in settlement of debt                           $1,500,000            $ 1,506,142             $  610,817
                                                                         ==========            ===========             ==========
     Convertible debentures issued with conversion discount              $        -            $   500,002             $  481,667
                                                                         ==========            ===========             ==========
     Issuance of warrants in connection with debt issuance               $        -            $ 1,487,190             $  105,130
                                                                         ==========            ===========             ==========
     Common stock issued in exchange for a note receivable               $        -            $ 7,300,000             $        -
                                                                         ==========            ===========             ==========


20.  SUBSEQUENT EVENTS

    Steel Horses Settlement - As of January 12, 2000, the Arbitration Action which was commenced in January, 1998 by Steel Horses, Inc. dba Easyriders of Chicago ("Steel Horses") against Paisano Publications, Easyriders Franchising, Inc. ("EFI") and certain officers of the Company, arising out of the Franchise Agreement entered into in 1994 between Steel Horses and EFI, was settled and dismissed with finality pursuant to a settlement agreement executed as of that date by all parties (the "Settlement Agreement"). Pursuant to the Settlement Agreement, Paisano Publications agreed to pay Steel Horses and its founders an agreed upon sum over a period of 2 years and the Company agreed to issue to such parties and their counsel 400,000 shares of common stock in the aggregate. The settlement expenses were accrued as of December 31, 1999, as the amount of the loss was estimable and the loss was probable as of that date.

    Related-Party Stock Purchases - On February 9, 2000, the Company sold to two directors of the Company 493,827 shares each of common stock of the Company for the sum of $250,000 each. The number of shares issued was calculated as 75% of the average closing price of the common stock, with average closing price being defined as the average of the last recorded sale price of the common stock on the ten consecutive trading days ending on and including February 2, 2000.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

    Debt Covenant Amendments - Effective February 7, 2000, Nomura entered into a consent and waiver pursuant to the Credit Agreement pursuant to which Nomura consented to (a) the issuance by Paisano of a promissory note in furtherance of the settlement of litigation and (b) an advance under the Nomura credit line of $325,000, and waived a previous event of default related to the late payment of a principal installment.

    On April 12, 2000, Nomura agreed to waive defaults under the Credit Agreement relating to maximum capital expenditures, maximum leverage ratios, minimum consolidated EBITDA, minimum consolidated net worth, minimum consolidated working capital and minimum interest coverage ratios, pursuant to a Second Amendment and Waiver Under Note and Warrant Purchase Agreement and Second Amendment to Warrant. In addition, Nomura agreed to amend the Credit Agreement in order to relax covenants for the 2000 calendar year relating to the maintenance of required levels of net worth and EBITDA, maximum leverage ratios and minimum interest coverage ratios. In consideration of the foregoing waivers and amendments, the Company agreed to reduce the exercise price on warrants to purchase 355,920 shares of Easyriders Common Stock issued to Nomura at the time the Credit Agreement was originally entered into, from $1.625 to "market price," as determined by a formula set forth in the Second Amendment to Warrant.

    Forgiveness of Debt by Stockholder - Effective April 3, 2000, Joseph Teresi, the sole stockholder of Paisano Publications prior to the Reorganization, agreed to forgive $3,446,787 of principal owed on the Subordinated 7% note, leaving a principal balance of $128,213, in exchange for 3,356,170 shares of the Company's Common Stock. This transaction was valued at full market price without discount, market price being determined as the average daily closing price of the Common Stock on the American Stock Exchange over 30 consecutive trading days ending on and including March 22, 2000, the date of the Company's last meeting of its Board of Directors. Concurrently, Mr. Teresi agreed to forgive (a) the residual balance due under the Subordinated 7% note of $128,213, (b) $96,739 of other obligations owed to Mr. Teresi by the Company in connection with rent and consulting fees, and (c) accrued interest on the Contributor Notes of $525,040, in exchange for the undertakings of Paisano Publications pursuant to an agreement involving the Company's events division.

    In April 2000, the Company entered into an agreement with Joseph Teresi pursuant to which the assets of Easyriders of Columbus will be sold to Mr. Teresi (the "Columbus Transaction"), in exchange for forgiveness by Mr. Teresi of certain financial obligations owed to him by Paisano Publications and/or the Company. The total amount of forgiveness is anticipated to be approximately $600,000. Upon closing of the Columbus Transaction, Easyriders of Columbus will be relieved of all liability under the lease for the premises occupied by the retail operations in question. Mr. Teresi, who owns the premises, has agreed to continue operating the business as "Easyriders of Columbus" pursuant to a licensing agreement with Easyriders. The Company anticipates recording a loss associated with the sale of Easyriders of Columbus upon its consummation of approximately $1,400,000, including a goodwill write-off of approximately $879,000.

    Licensing of Easyriders Events - In March 2000, Easyriders entered into a long-term licensing agreement with a third party, Action Promotions, Inc. ("API") pursuant to which API has been granted the exclusive right to produce and manage events and to sell event-specific merchandise under the

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


    Easyriders brand, in exchange for a commitment to make an advance purchase of merchandise and to pay certain guaranteed and percentage-based royalties.

   Assumption of the Siena Loan - As of April 13, 2000 the Company did not possess the resources to pay off the Siena Loan. However, John Martin and Joseph Teresi were granted a right of first refusal in connection with any assignment of the Siena Loan. Based on this right, the Company pursued negotiations with Mr. Teresi and Mr. Martin concerning their assumption of the Siena Loan upon terms more favorable to the Company. These negotiations were successful and on April 13, 2000, Mr. Martin and Mr. Teresi each paid to Siena the sum of $137,500 and assumed the position of Siena with respect to the Siena Loan. Concurrently, the first 100,000 warrants vested, and Mr. Martin and Mr. Teresi agreed to make the following modifications to the Siena Loan terms: (i) the interest rate will be reduced from 20% per annum to 13% per annum, and (ii) provided the Siena Loan is paid off by December 31, 2000, twenty percent (20%) of all warrants vested by and through such date will be surrendered. These modifications are subject to the formal consent of Nomura, which the Company is confident will be secured.

    Letter of Intent for the Sale of a Restaurant - El Paso is presently in negotiations with an independent third party concerning the sale of one of El Paso's restaurants in Arizona. Discussions have progressed to the point of a letter of intent which is subject to several contingencies. The transaction contemplates that the purchaser will pay cash for a 100% interest, and will then enter into a development agreement with El Paso pursuant to which the purchaser will develop additional El Paso restaurants as a franchisee of El Paso.

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

                                    EASYRIDERS, INC.
                                    ----------------
                                      (Registrant)

Date: April 13, 2000                By:  /s/ William E. Prather
                                       ----------------------------------------

                                         William E. Prather
                                         President, Chief Executive Officer and
                                         Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and on the dates indicated.


Date: April 13, 2000                By:  /s/ J. Robert Fabregas
                                       ----------------------------------------
                                         J. Robert Fabregas
                                         Chief Financial Officer, Secretary
                                         and Executive Vice President

Date: April 10, 2000                By:  /s/ John E. Martin
                                       ----------------------------------------
                                         John E. Martin
                                         Chairman of the Board

Date: April 13, 2000                By:  /s/ Joseph Teresi
                                       ----------------------------------------
                                         Joseph Teresi
                                         Director

Date: April 13, 2000                By:  /s/ Daniel J. Gallery
                                       ----------------------------------------
                                         Daniel J. Gallery
                                         Director

Date: April 13, 2000                By:  /s/ Wayne L. Knyal
                                       ----------------------------------------
                                         Wayne L. Knyal
                                         Director

Date: April 10, 2000                By:  /s/ John P. Corrigan
                                       ----------------------------------------
                                         John P. Corrigan
                                         Director

Date: April 11, 2000                By:  /s/ Stewart G. Gordon
                                       ----------------------------------------
                                         Stewart G. Gordon
                                         Director