Form 10-Q
period 2000-03-31
EASYRIDERS INC
filed 2000-05-12
CIK 1065253

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2000     Commission File No. 001-14509

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


  There were 29,058,544 shares of outstanding Common Stock of the Registrant as of May 10, 2000.

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                       March 31,            December 31,
                                                                         2000                  1999
                                                                     -----------------------------------
                                                                     (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                            $   526,988            $   734,856
Accounts receivable, less allowance for doubtful accounts
  of $438,010 (2000) and $645,212 (1999)                               3,288,209              3,307,501
Inventories                                                            2,832,073              2,994,832
Prepaid publication costs                                                634,046                563,577
Prepaid expenses and other                                             1,021,801                712,935
Receivable from shareholder                                              390,436                395,010
                                                                     -----------            -----------

    Total current assets                                               8,693,553              8,708,711

PROPERTY AND EQUIPMENT, net                                            5,715,198              5,314,321

GOODWILL, net of accumulated amortization
  of $3,365,659 (2000) and $2,810,936 (1999)                          59,801,777             60,356,501

TRADEMARKS, net of accumulated amortization
  of $206,181 (2000) and $172,253 (1999)                                 618,752                652,680

OTHER ASSETS                                                             707,171                713,695
                                                                     -----------            -----------

                                                                     $75,536,451            $75,745,908
                                                                     ===========            ===========

         See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                       March 31,             December 31,
                                                                                         2000                   1999
                                                                                   ---------------------------------------
                                                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                      $  7,349,019           $  7,683,114
Accrued payroll and payroll related expenses                                               898,568                951,115
Accrued interest payable                                                                 1,540,721              1,091,129
Other current liabilities                                                                1,364,784              1,669,089
Income taxes payable                                                                        10,000                  8,800
Current portion of deferred subscription and advertising income                          3,539,355              3,464,959
Current portion of convertible debentures                                                  316,667                316,667
Current portion of long-term debt                                                        1,741,969              1,874,578
                                                                                      ------------           ------------

    Total current liabilities                                                           16,761,083             17,059,451

CONVERTIBLE DEBENTURES, related party                                                    1,000,000              1,000,000

NOTE PAYABLE TO STOCKHOLDER                                                             11,575,000             11,575,000

LONG-TERM DEBT, net of current portion and debt discount, including
 related party indebtedness of $440,540 (2000) and $489,541 (1999).                     24,686,032             24,549,917

OTHER LONG TERM LIABILITIES, including deferred subscription
  revenues in $1,535,654 (2000) and $1,509,003 (1999)                                    2,244,621              1,939,800

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized, none outstanding
Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 24,484,964 (2000) and 23,056,751 (1999) outstanding                           24,485                 23,056
Additional paid in capital                                                              60,012,811             58,983,147
Receivable from the sale of stock                                                       (7,300,000)            (7,300,000)
Accumulated deficit                                                                    (33,467,581)           (32,084,463)
                                                                                      ------------           ------------

    Total stockholders' equity                                                          19,269,715             19,621,740
                                                                                      ------------           ------------

                                                                                      $ 75,536,451           $ 75,745,908
                                                                                      ============           ============

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       For the Three Months Ended
                                                                                                 March 31,
                                                                                           2000            1999
                                                                                      -----------------------------
                                                                                                (unaudited)
SALES                                                                                   $11,751,807     $11,031,712

COST OF SALES                                                                             8,845,812       8,585,173
                                                                                        -----------     -----------

GROSS MARGIN                                                                              2,905,995       2,446,539

EXPENSES:
Selling, general, and administrative                                                      2,266,127       2,772,112
Depreciation and amortization                                                               829,536         769,149
Stock issuance expense                                                                      173,242
                                                                                        -----------     -----------

  Total expenses                                                                          3,268,905       3,541,261
                                                                                        -----------     -----------

LOSS FROM OPERATIONS                                                                       (362,910)     (1,094,722)

OTHER INCOME                                                                                 70,148         167,372

INTEREST EXPENSE                                                                         (1,082,505)       (910,994)
                                                                                        -----------     -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                   (1,375,267)     (1,838,344)

PROVISION FOR INCOME TAXES                                                                    7,851           2,075
                                                                                        -----------     -----------

NET LOSS                                                                                $(1,383,118)    $(1,840,419)
                                                                                        ===========     ===========

NET LOSS PER SHARE - BASIC AND DILUTED                                                  $     (0.06)    $     (0.10)
                                                                                        ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING - BASIC AND DILUTED                                                       23,698,835      19,295,375
                                                                                        ===========     ===========

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the Three Months Ended
                                                                                                     March 31,
                                                                                            2000                  1999
                                                                                       -----------------------------------
                                                                                                    (unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss                                                                                $(1,383,118)          $(1,840,419)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Common stock issuance expense                                                             173,242
  Common stock issued for interest                                                           19,726
  Depreciation and amortization                                                             829,536               769,149
  Loss on sale of fixed assets                                                               55,072                25,357
  Amortization of debt issuance costs                                                        78,694                78,694
  Increase (decrease) in cash resulting from changes in operating accounts, net of acquisitions:
    Current assets                                                                         (520,072)             (614,928)
    Other assets                                                                           (240,759)              (14,902)
    Current liabilities                                                                      (9,817)            1,506,476
    Other long-term liabilities                                                             304,821               556,164
                                                                                        -----------           -----------

      Net cash provided by (used in) operating activities                                  (692,675)              465,591

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of fixed assets                                                           10,000
Purchase of fixed assets                                                                    (28,699)             (274,924)
                                                                                        -----------           -----------

      Net cash used in investing activities                                                 (18,699)             (274,924)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of long-term debt                                                                   82,200               704,612
Payments on debt and convertible debentures                                                 (78,694)             (611,792)
Common stock issued for cash                                                                500,000
                                                                                        -----------           -----------

      Net cash provided by financing activities                                             503,506                92,820
                                                                                        -----------           -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                      $  (207,868)          $   283,487

CASH AND CASH EQUIVALENTS, beginning of year                                                734,856               278,035
                                                                                        -----------           -----------

CASH AND CASH EQUIVALENTS, end of year                                                  $   526,988           $   561,522
                                                                                        ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION -
  Cash paid for interest                                                                $   533,211           $ 1,083,101
                                                                                        ===========           ===========

NONCASH FINANCING ACTIVITIES:
Common stock issued in settlement of litigation                                         $   325,000
                                                                                        ===========

          See accompanying notes to consolidated financial statements

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------

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

    The Paisano Companies consist of Paisano Publications; Easyriders of Columbus, Inc., an Ohio corporation; Easyriders Franchising, Inc., a California corporation; Teresi, Inc. (DBA Easyriders Events, Inc.), a California corporation; Bros Club, Inc., a California corporation and Associated Rodeo Riders on Wheels, a California corporation; Paisano Publications publishes 11 special-interest magazines directed to motorcycle, hot-rod, and tattoo enthusiasts. Other Paisano Companies market a line of apparel and other products designed to appeal to motorcycle, hot-rod, and tattoo enthusiasts. Through the end of 1999 Easyriders Franchising had established franchise stores that sell Easyriders apparel, customized new and used American-made motorcycles, and motorcycle accessories. Subsequently, all franchisees signed agreements converting their franchise arrangement to a licensing arrangement and the operations of Easyriders Franchising were assumed by Easyriders Licensing, Inc., a California corporation, and a wholly-owned subsidiary of Newriders. Currently, there are 34 licensed stores.

    El Paso is a Texas limited liability company, which owns and operates four barbecue and smoked meat restaurants, three of which are located in Arizona and one of which is located in Oklahoma. The restaurants are operated under the name "El Paso Bar-B-Que."

    Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications and El Paso.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (unaudited) (Continued)
--------------------------------------------------------------------------------

    Basis of presentation - The accompanying unaudited interim consolidated financial statements of Easyriders, Inc. for the three months ended March 31, 2000 and 1999, respectively, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.
    Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1999.

    Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

    Reclassifications - Certain reclassifications have been made to the 1999 financial statements in order to conform them to the 2000 presentation.

2.  LONG-TERM DEBT

    Paisano Debt - As of January 12, 2000, the Arbitration Action which was commenced in January, 1998 by Steel Horses, Inc. dba Easyriders of Chicago ("Steel Horses") against Paisano Publications, Easyriders Franchising, Inc. ("EFI") and certain officers of the Company, arising out of the Franchise Agreement entered into in 1994 between Steel Horses and EFI, was settled and dismissed with finality pursuant to a settlement agreement executed as of that date by all parties (the "Settlement Agreement"). Pursuant to the Settlement Agreement, Paisano Publications agreed to pay Steel Horses and its founders an agreed upon sum over a period of 2 years. The debt was accrued as of December 31, 1999, as the amount of the loss was estimable and the loss was probable as of that date.

3.  STOCKHOLDERS' EQUITY

    Related-Party Stock Purchases - On February 9, 2000, the Company sold to two directors of the Company 493,827 shares each of common stock of the Company for the sum of $250,000 each. The number of shares issued was calculated as 75% of the average closing price of the common stock, with average closing price being defined as the average of the last recorded sale price of the common stock on the ten consecutive trading days ending on and including February 2, 2000. In conjunction with this stock issuance at a discount, the Company recorded $166,667 of stock issuance expense.

    Common Stock issued to settle litigation - In March 2000, the Company issued 400,000 shares of the common stock of the Company in settlement of a dispute with an ex-franchisee. Settlement expense was recognized equal to the fair market value of such shares on the date of issuance.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (unaudited) (Continued)
--------------------------------------------------------------------------------

    Common Stock issued for services - During March 2000, the Company issued 10,500 shares of Easyriders, Inc. stock to two consultants of Paisano Publications as compensation for services performed. The fair value of the stock, $13,125, was recorded as consulting expense.

    Common Stock issued for interest - On March 1, 2000, the Company issued 30,059 shares of Easyriders, Inc. stock to a related party in payment of accrued interest on convertible debentures in the amount of $19,726. The number of shares issued was calculated as 75% of the average closing price of the common stock for the five days preceding the issuance. In conjunction with this stock issuance at a discount, the Company recorded $6,575 of stock issuance expense.

    Stock Option Grants - During the three months ended March 31, 2000, the Board of Directors of the Company authorized the granting of 285,000 options to employees, consultants and directors of the company, all of which were granted under the Company's 1998 Executive Incentive Compensation Plan.
    SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require Company to record compensation cost for employee stock option grants. The Company has chosen to continue to account for employee option grants using Accounting Principles Board Opinion No. 25. No compensation expense has been recognized for employee stock option grants.

4.  BUSINESS SEGMENTS

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

    Easyriders Inc. has five reportable segments: publishing, goods and services, food service, franchising/licensing (all franchisees had converted to licensees for the quarter ended March 31, 2000), and other events and operations. The publishing segment includes magazine and catalog publishing and other operations. The trade goods and services segment distributes motorcycle apparel and other related goods to both intermediate and end-users and offers motorcycle repair and services through a Company owned store. The food service segment includes the operations of El Paso and Newriders. The franchising/licensing segment includes the franchising/licensing of Easyriders motorcycle stores for distribution of equipment and apparel. The other events and operations segment includes the coordination and sponsorship of motorcycle related events and operations.

    Easyriders, Inc. evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. (The Company utilizes the other events and operations segment as a venue for increased exposure for publication sales.) The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The financial results for the five operating segments of Easyriders, Inc. have been prepared on a basis which is consistent with the

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (unaudited) (Continued)
--------------------------------------------------------------------------------

    manner in which Easyriders, Inc. management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments less precisely than would be required for stand alone financial information prepared in accordance with generally accepted accounting principles. Revenue attributed to geographic areas is based on the location of the customer.

                                          Goods and        Food        Franchising/       Other
                            Publishing     services       service       Licensing      operations       Totals
Quarter ended March 31, 1999:

Sales external customers    $5,620,709    $1,442,912     $2,863,334      $  48,137     $1,056,620    $11,031,712
Income (loss) from
  operations                   117,268      (442,676)       206,510       (491,925)       114,596       (496,227)
Depreciation and
  amortization                  79,951        74,591         45,081          2,119         11,463        213,205

Quarter ended March 31, 2000:

Sales external customers    $5,487,497    $1,432,451     $3,346,368      $       0     $1,485,491    $11,751,807
Income (loss) from
  operations                    91,912      (306,359)       239,396       (135,925)       458,733        347,757
Segment assets               7,559,002     1,215,341      5,926,059          6,788        110,060     14,817,250
Capital expenditures            20,710                        7,989                                       28,699
Depreciation and
  amortization                  88,386        12,087        151,510          2,114         20,715        274,812

    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                                                  QE 3/31/00          QE 3/31/99
                                                                ----------------------------------
Loss from operations included in segment disclosure             $    347,757        $    (496,227)
Unallocated, selling, general, and administrative                   (710,667)            (598,495)
                                                                ------------        -------------
Loss from operations                                            $   (362,910)       $  (1,094,722)
                                                                ============        =============

                                                                  QE 3/31/00          QE 3/31/99
                                                                ----------------------------------
Depreciation and amortization included in segment disclosure    $    274,812          $   213,205
Amortization of goodwill                                             554,724              555,944
                                                                ------------          -----------
Depreciation and amortization                                   $    829,536          $   769,149
                                                                ============          ===========

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (unaudited) (Continued)
--------------------------------------------------------------------------------

    Segment assets                                 $14,817,250
    Cash and cash equivalents                          526,988
    Receivable from shareholder                        390,436
    Goodwill                                        59,801,777
                                                   -----------

    Total assets                                   $75,536,451
                                                   ===========

    Revenues concerning principal geographic areas is as follows based on customer location:

            USA         Canada      Germany       UK       Australia     Other        Total
2000     $10,711,270    $264,355    $135,760    $125,186    $106,117    $409,119    $11,751,807
1999     $10,006,405    $247,194    $140,533    $146,062    $109,824    $381,694    $11,031,712

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

5. SUBSEQUENT EVENTS

   Debt Covenant Amendment - At the time of the Reorganization, Easyriders and Paisano Publications entered into a Note and Warrant Purchase Agreement (the "Credit Agreement") with Nomura Holding America Inc. ("Nomura" or "Lender"), pursuant to which Nomura agreed, subject to the satisfaction of certain terms and conditions, to lend Paisano Publications up to $22,000,000 (the "Nomura Indebtedness").

   On April 12, 2000, Nomura agreed to waive defaults under the Credit Agreement relating to maximum capital expenditures, maximum leverage ratios, minimum consolidated EBITDA, minimum consolidated net worth, minimum consolidated working capital and minimum interest coverage ratios, pursuant to a Second Amendment and Waiver Under Note and Warrant Purchase Agreement and Second Amendment to Warrant. In addition, Nomura agreed to amend the Credit Agreement in order to relax covenants for the 2000 calendar year relating to the maintenance of required levels of net worth and EBITDA, maximum leverage ratios and minimum interest coverage ratios. In consideration of the foregoing waivers and amendments, the Company agreed to reduce the exercise price on warrants to purchase 355,920 shares of Easyriders Common Stock issued to Nomura under the Credit Agreement, from $1.625 to "market price," as determined by a formula set forth in the Second Amendment to Warrant.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (unaudited) (Continued)
--------------------------------------------------------------------------------

    Forgiveness of Debt by Stockholder - Joseph Teresi, sole stockholder of Paisano Publications prior to the Reorganization, was issued 6,493,507 shares of the Company's common stock in the Reorganization. In addition, Mr. Teresi received promissory notes aggregating $13,000,000 (the "Contributor Notes"). The Contributor Notes consist of a subordinated promissory note in the amount of $5,000,000, a limited recourse subordinated promissory note in the amount of $5,000,000 secured by the Martin Mirror Note (as defined in the applicable instruments) and a subordinated promissory note in the amount of $3,000,000.

    During 1999, Mr. Teresi acquired an additional 1,801,790 shares of Common Stock through open market purchases and purchases directly from the Company for cash and/or the forgiveness of debt under the Contributor Notes. As part of the Nomura Consent and Waiver dated February 7, 2000, and in order to help alleviate the Company's cash flow problems, Mr. Teresi purchased on February 9, 2000 an additional 493,827 shares of the Company's Common Stock for $250,000 in cash. Concurrently, the Company's Chairman, John Martin made an identical purchase of 493,827 shares for $250,000 in cash. These shares were sold to Messrs. Teresi and Martin at a 25% discount from market price, market price being determined as the average daily closing price of the Common Stock on the American Stock Exchange over period of 10 consecutive trading days ending on and including February 2, 2000.

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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (unaudited) (Continued)
--------------------------------------------------------------------------------

   Assumption of the Siena Loan - In October 1999, Paisano Publications issued a $275,000 increasing rate secured promissory note to an investment partnership, Siena Capital Partners, L.P. This loan (the "Siena Loan") is subordinate to the Nomura Indebtedness. The loan bears interest at a rate of 20% per annum (increasing by 1% monthly beginning April 14, 2000), and is due and payable with accrued interest on October 14, 2000. Warrants to purchase 100,000 shares of the Common Stock of the Company were issued with an exercise price of $0.01 per share. If the Siena Loan has been paid off in its entirety by April 13, 2000, the warrants become null and void. In addition, if the balance is not paid in full by July 13, 2000, the Company must issue warrants to purchase an additional 300,000 shares of the Common Stock of the Company, and if the balance is not paid in full by October 13, 2000, the Company must issue warrants to purchase an additional 100,000 shares of the Common Stock of the Company. Thereafter, until the loan is paid in full, the Company must issue warrants to purchase 150,000 shares of the Common Stock of the Company on the 13th day of each month.

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

   Letter of Intent for the Sale of a Restaurant - El Paso is presently in negotiations with an independent third party concerning the sale of one of El Paso's restaurants in Arizona. Discussions have progressed to the point of a letter of intent which is subject to certain contingencies. The transaction contemplates that the purchaser will pay cash for a 100% interest, and will then enter into a development agreement with El Paso pursuant to which the purchaser will develop three additional El Paso restaurants as a franchisee of El Paso.

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

Use of EBITDA

         The following comparative discussion of the results of operations and financial condition of the Company includes, among other factors, an analysis of changes in the operating income of the business segments before interest expense, taxes, depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the Paisano Companies and El Paso of significant amounts of amortization of intangible assets and interest expense recognized through the Reorganization. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of the Company and its subsidiaries, and when used in comparison to debt levels or the coverage of interest expense as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States of America. Also, the Company has added back non-cash charges relating to stock issuance expenses to derive an adjusted EBITDA ("Adjusted EBITDA").

Results of Operations

The following tables set forth certain operating data for Easyriders for the three months ended March 31, 2000 and 1999:

                                           Easyriders and           Paisano
                                              Newriders            Companies               El Paso          Consolidated
                                                              For the Three Months Ended March 31, 1999
                                           -----------------------------------------------------------------------------
                                                                            (unaudited)
SALES
Publishing                                 $          -          $ 5,620,709            $         -         $ 5,620,709
Goods and services                                                 1,442,912                                  1,442,912
Food service                                                                              2,863,334           2,863,334
Franchising                                                           48,137                                     48,137
Other operations                                                   1,056,620                                  1,056,620
                                           ----------------------------------------------------------------------------
                                                      -            8,168,378              2,863,334          11,031,712
COST OF SALES
Publishing                                                         4,417,001                                  4,417,001
Goods and services                                                 1,479,066                                  1,479,066
Food service                                                                              1,770,743           1,770,743
Franchising                                                                -                                          -
Other operations                                                     918,363                                    918,363
                                           ----------------------------------------------------------------------------
                                                      -            6,814,430              1,770,743           8,585,173
GROSS MARGIN
Publishing                                            -            1,203,708                      -           1,203,708
Goods and services                                    -              (36,154)                     -             (36,154)
Food service                                          -                    -              1,092,591           1,092,591
Franchising                                                           48,137                                     48,137
Other operations                                      -              138,257                      -             138,257
                                           ----------------------------------------------------------------------------
                                                      -            1,353,948              1,092,591           2,446,539
EXPENSES
Publishing                                                         1,086,440                                  1,086,440
Goods and services                                                   406,522                                    406,522
Food service                                                                                886,081             886,081
Franchising                                                          540,062                                    540,062
Other operations                                                      23,661                                     23,661
Unallocated expenses                            526,265               72,230                                    598,495
                                           ----------------------------------------------------------------------------
                                                526,265            2,128,915                886,081           3,541,261
INCOME (LOSS) FROM OPERATIONS
Publishing                                            -              117,268                      -             117,268
Goods and services                                    -             (442,676)                     -            (442,676)
Food service                                          -                    -                206,510             206,510
Franchising                                                         (491,925)                                  (491,925)
Other operations                                      -              114,596                      -             114,596
Unallocated                                    (526,265)             (72,230)                     -            (598,495)
                                           ----------------------------------------------------------------------------
                                               (526,265)         $  (774,967)           $   206,510         $(1,094,722)
                                           ============================================================================

NET LOSS                                       (697,804)         $(1,352,983)           $   210,368         $(1,840,419)
                                           ============================================================================

EBITDA                                     $   (398,345)         $  (212,437)           $   452,581         $  (158,201)
                                           ============================================================================

                                           Easyriders and           Paisano
                                              Newriders            Companies                El Paso         Consolidated
                                                              For the Three Months Ended March 31, 2000
                                           -----------------------------------------------------------------------------
                                                                            (unaudited)
SALES
Publishing                                   $       -            $ 5,487,497             $         -       $  5,487,497
Goods and services                                                  1,432,451                                  1,432,451
Food service                                                                                3,346,368          3,346,368
Franchising/licensing                                                       -                                          -
Other operations                                                    1,485,491                                  1,485,491
                                           -----------------------------------------------------------------------------
                                                     -              8,405,439               3,346,368         11,751,807
COST OF SALES
Publishing                                                          4,359,798                                  4,359,798
Goods and services                                                  1,416,881                                  1,416,881
Food service                                                                                2,049,075          2,049,075
Franchising/licensing                                                       -                                          -
Other operations                                                    1,020,058                                  1,020,058
                                           -----------------------------------------------------------------------------
                                                     -              6,796,737               2,049,075          8,845,812
GROSS MARGIN
Publishing                                           -              1,127,699                       -          1,127,699
Goods and services                                   -                 15,570                       -             15,570
Food service                                         -                      -               1,297,293          1,297,293
Franchising/licensing                                                       -                                          -
Other operations                                     -                465,433                       -            465,433
                                           -----------------------------------------------------------------------------
                                                     -              1,608,702               1,297,293          2,905,995
EXPENSES
Publishing                                                          1,035,787                                  1,035,787
Goods and services                                                    321,929                                    321,929
Food service                                                                                1,057,897          1,057,897
Franchising/licensing                                                 135,925                                    135,925
Other operations                                                        6,700                                      6,700
Unallocated expenses                           657,529                 53,138                                    710,667
                                           -----------------------------------------------------------------------------
                                               657,529              1,553,479               1,057,897          3,268,905
INCOME (LOSS) FROM OPERATIONS
Publishing                                           -                 91,912                       -             91,912
Goods and services                                   -               (306,359)                      -           (306,359)
Food service                                         -                      -                 239,396            239,396
Franchising/licensing                                                (135,925)                                  (135,925)
Other operations                                     -                458,733                       -            458,733
Unallocated                                   (657,529)               (53,138)                      -           (710,667)
                                           -----------------------------------------------------------------------------
                                             $(657,529)            $   55,223             $   239,396       $   (362,910)
                                           =============================================================================

NET LOSS                                     $(834,572)            $ (682,075)            $   133,529       $ (1,383,118)
                                           =============================================================================

EBITDA                                       $(518,077)            $  578,961             $   475,890       $    536,774
                                           =============================================================================
Adjusted EBITDA/1/                           $(344,835)            $  578,961             $   475,890       $    710,016
                                           =============================================================================

/1/ Includes add-back of non-cash charges related to stock issuance expenses of $173,242.

The three months ended March 31, 2000 compared to the three months ended March 31, 1999


Results of Operations of Easyriders Inc. and subsidiaries

     Consolidated total revenues for the three month periods increased $720,095, or 7%, from $11,031,712 for the three months ended March 31, 1999 to $11,751,807 for the same three months in 2000. This increase in revenues is substantially comprised of an increase of $483,034 in El Paso revenues, an increase of $207,985 in Easyriders Events revenues, an increase of $151,565 in Bros Club revenues, and an offsetting decrease in Paisano revenues of $133,212.

     During the three months ended March 31, 2000, the Company experienced a net loss in the amount of $1,383,118, reflecting a loss reduction of $457,301, or 25%, when compared with the net loss of $1,840,419 for the three months ended March 31, 1999. The loss reduction for the three month period ended March 31, 2000 can be attributed to the $459,456 increase in gross margin, the $272,356 decrease in operating expenses, and the offsetting net increase in interest and other expenses of $274,511.

     The Company's net loss per share was reduced $0.04 per share, or 40%, to $0.06 per share for the three months ended March 31, 2000, as compared to the net loss of $0.10 per share for the three months ended March 31, 1999. The Company experienced EBITDA in the amount of $536,774 for the three months ended March 31, 2000, an improvement of $694,975 when compared with the negative EBITDA of $158,201 for the three months ended March 31, 1999. Adjusted EBITDA, which reflects the add-back of non-cash charges related to stock issuance expenses of $173,242 for the three months ended March 31, 2000, was $710,016 or an improvement over EBITDA for the three months ended March 31, 1999 of $868,217. There were no stock issuance expenses for the three months ended March 31, 1999.

     Results of Operations: Paisano Companies

     The operating results of the Company for the three months ended March 31, 1999 and March 31, 2000 include the results for the Paisano Companies.

     The Paisano Companies' total sales increased $237,061, or 3%, from $8,168,378 for the three months ended March 31, 1999 to $8,405,439 for the three months ended March 31, 2000. This increase in total sales is comprised of a decrease in sales from the publishing segment of $133,212, a decrease in sales from the goods and services segment of $10,461, a decrease in sales from the franchising/licensing segment of $48,137, and an increase in sales from other operations of $428,871. The decrease in the publishing segment revenues can be significantly attributed to the discontinuation of Quick Throttle magazine. The decrease in the franchising/licensing segment revenues is the result of the Company's decision in 1999 to waive payment of franchise fees by its franchisees. The increase in the other operations segment revenues can be substantially attributed to a combination of increased participation in the events held by Easyriders Events ($207,985) and the sale of Bros Club which resulted in the recognition of deferred revenue ($151,565).

     The Paisano Companies' total gross margin increased $254,754, or 19%, from $1,353,948 for the three months ended March 31, 1999, to $1,608,702 for the three months ended March 31, 2000. As a percentage of sales, total gross margin for the Paisano Companies increased from 17% to 19%. The increase in gross margin can be substantially attributed to the increase in margin resulting from the sale of Bros Club. The Paisano Companies' total income/loss from operations decreased $830,190, from a loss of $774,967 for the three months ended March 31, 1999 to income of $55,223 for the three months ended March 31, 2000. This improvement in operating results is comprised of a decrease in income from operations of $25,356 from the publishing segment, a decrease in loss from operations of the goods and services segment of $136,317, a decrease in loss from the operations of the franchising/licensing segment of $356,000, an increase in income from operations of other segments of $344,137, and a decrease in expenses not allocated to any segment of $19,092. The decrease in loss from operations from the franchising/licensing segment can be substantially attributed to the reduction in legal and professional fees of approximately $216,000. Legal and professional fees were unusually high in the first quarter of 1999 as a result of the pending litigation, which was settled in the first quarter of 2000. The increase in income from operations of the other operations segment can be substantially attributed to the increase in revenues from Easyriders Events and from the sale of Bros Club (see above).

     The Paisano Companies' publishing segment includes sales generated from subscription sales, newsstand sales and advertising sales related to the Companies' eleven special interest magazines. The related cost of sales includes direct costs related to the sales consisting primarily of printing, publication and distribution costs. The goods and services segment includes sales generated from the sale of apparel and other products through its mail order catalogs, one retail store, and franchise/license programs. The related cost of sales includes the costs of the apparel and other products. The franchising/licensing segment includes sales generated through royalties and franchise fees charged to the Companies' twenty six operating franchisees.
There is no related cost of sales. The Paisano Companies' other segments primarily includes Easyriders Events, Inc., which generates substantially all of its sales from the sale of tickets to its motorcycle rodeos, motorcycle shows, and tattoo shows. Cost of sales for the other segments represent direct costs of promoting the events.

     The Paisano Companies' operating expenses for the three months ended March 31, 2000 of $1,553,479 include $1,500,341 of expenses specifically allocated to individual segments and $53,138 which have not been allocated to any one segment. The allocated expenses include payroll, promotion, and other general and administrative expenses specifically attributable to the business segment. The unallocated expenses represent legal and professional fees.

     Payroll and related benefits for the Paisano Companies decreased $80,981, or 19%, from $327,524 for the quarter ended March 31, 2000 to $408,505 for the same quarter in the prior year, as a result of efforts to reduce costs by decreasing staff size. Depreciation and amortization for the quarters ended March 31, 1999 and 2000 totaled $567,727 and $558,126, respectively, of which $469,256 and $469,740, respectively, relate to the amortization of the $56,368,752 in goodwill created out of the Paisano Companies' acquisition by the Company.

     Interest expense for the Paisano Companies increased $105,716, or 18%, from $572,819 for the quarter ended March 31, 1999 to $678,535 for the quarter ended March 31, 2000. This increase is primarily attributable to the increase in the prime rate and the additional borrowings under the Revolving Loan.

     The net loss for the Paisano Companies decreased $670,908, or 50%, from $1,352,983 for the three months ended March 31, 1999 to $682,075 for the three months ended March 31, 2000. EBITDA improved by $791,398 from a negative EBITDA of $212,437 for the three months ended March 31, 1999 to an EBITDA of $578,961 for the three months ended March 31, 2000.

     The principal raw material used in publishing operations of the Paisano Companies is paper. Paper costs represented approximately 17% and 16% of Paisano Publications' production, selling and other direct costs for the three months ended March 31, 2000 and 1999, respectively. Certain commodity grades of paper have shown considerable price volatility over the last decade. There can be no assurance that future fluctuations in paper prices will not have a material adverse effect on the Paisano Companies' results of operations or financial condition.

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

Results of Operations: El Paso

     The operating results of the Company for the three months ended March 31, 2000 and 1999 include the results for E1 Paso.

     E1 Paso's sales from its four El Paso Bar-B-Que Restaurants increased $483,034, or 17%, from $2,863,334 for the three months ended March 31, 1999 to $3,346,368 for the three months ended March 31, 2000. This increase can be substantially attributed to the relocation of the Tulsa store to a bigger facility (approximately $194,000) and the increased revenues generated by the catering division (approximately $185,000) as a result of increased efforts to
promote this portion of the business.   Cost of sales, which includes food and
direct payroll costs related to the operations of the restaurants, increased $278,332, or 16%, from $1,770,743 to $2,049,075, which is constant with the increase in sales levels. Gross margin as a percentage of sales remained constant at 38%, as did operating expenses at 31% of sales, and income from operations at 7% of sales. Interest expense associated with debt used to finance the restaurants and capital leases increased $48,735, or 85%, from $57,132 for the three months ended March 31, 1999 to $105,867 for the three months ended March 31, 2000. Net income decreased $76,839, or 37%, from $210,368 for the three months ended March 31, 1999 to $133,529 for the three months ended March 31, 2000. Net income as a percentage of sales decreased from 7% to 4%, substantially as a result of the increase in interest expense. EBITDA increased $23,309, or 5%, from $452,581 to $475,890.

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund the Company's working capital needs, primarily accounts receivable, inventory and prepaid expenses and to service its debt. On March 31, 2000, the Company had negative working capital of $8.1 million due primarily from the loss sustained during the three month period ended March 31, 2000, and to deferred subscription and advertising income of $3,539,355.

     Cash used in operating activities during the three months ended March 31, 2000 totaled $0.7 million. The net loss of $1.4 million was offset by non-cash charges of $0.2 million for common stock issued for services and interest, $0.8 million for depreciation and amortization, a $0.1 million loss on the sale of fixed assets, and $0.1 million of amortization of debt issuance costs. Cash of $0.5 million was used by changes in operating accounts.

     Upon its acquisition by the Company, Paisano Publications obtained an aggregate of $22,000,000 in Nomura Indebtedness. This financing was comprised of $17,000,000 of senior term loans (the "Term Loans") and $5,000,000 of revolving loans (the "Revolving Loans"). The proceeds from the Term Loans plus $3,500,000 of the Revolving Loans were used to repay certain promissory notes issued to the shareholder of the Paisano Companies in conjunction with the Paisano Acquisition and to pay certain acquisition expenses. To the extent that Paisano Publications is in compliance with the terms of the Nomura Indebtedness, any unused portion of the Revolving Loans may be used by Paisano Publications for working capital purposes. At March 31, 2000, there was $300,000 of available borrowings under the Revolving Loans subject to the approval of the Lender. On April 12, 2000, the Lender waived the defaults that existed under the Nomura Indebtedness as of December 31, 1999. As a result, the Company is now in compliance with the terms of the Nomura Indebtedness, and available borrowings are no longer subject to the approval of the Lender.

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

     At the end of each one-month period in which the Term Loans are outstanding, Paisano Publications is required to prepay the Term Loans in an aggregate principal amount equal to 35% of Excess Cash Flow, as defined in the Credit Agreement, for such period, to the extent such Excess Cash Flow is achieved. Because this prepayment is dependent upon the Company achieving Excess Cash Flow, which is dependent on uncertain future events, no amounts have been classified as current liabilities at March 31, 2000.

     Subject to certain limitations on dividends, provided that no event of default has occurred, Paisano Publications may advance funds to the Company monthly, limited to the lessor of $100,000 or 35% of the Excess Cash Flow for the preceding monthly period. In addition, the Company is able to secure advances from El Paso without restriction. As of March 31, 2000, Paisano Publications has been able to provide $204,712 of funding to the Company based on Paisano's attainment of Excess Cash Flow. The inability of Paisano Publications to provide funds to the Company can adversely impact the ability of the Company to repay certain expenses of the Company.

     Because the Nomura Indebtedness includes restrictions on the ability of the Paisano Companies to transfer funds to the Company in the form of cash dividends, loans or advances, the net assets of the Paisano Companies are considered to be restricted. The restricted net assets of the Paisano Companies on March 31, 2000 total $29,817,574.

     The Nomura Indebtedness contains numerous operating and financial covenants, including but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures.

     In connection with the Paisano Acquisition, the Company issued Contributor Notes in the aggregate amount of $13,000,000 to Joseph Teresi, the sole shareholder of the Paisano Companies prior to the Paisano Acquisition. The Contributor Notes consisted of a subordinated promissory note in the amount of $5,000,000, a limited recourse subordinated promissory note in the amount of $5,000,000 secured by the Martin Mirror Note (as defined in the applicable instruments) and a short-term subordinated promissory note in the amount of $3,000,000. The first two notes (the "Subordinated Notes") bear interest at an annual rate that escalates from 6% to 10% and may be extended for an additional five years. The remaining $3,000,000 (the "Short Term Note") was initially issued as a 90 day note that bears interest at an annual rate of 10%. By mutual agreement, the maturity on the Short Term Note was subsequently extended to March 31, 2000. As of April 1, 2000, the Company was in default in repayment of the $3,000,000 Short Term Note, and for interest of $242,500 on the Subordinated Notes. On April 3, 2000, Joseph Teresi waived the default which existed on that date with respect to the non-payment of interest on the $3,000,000 Short Term Note. In addition, Mr. Teresi agreed that between March 31, 2000 and March 31, 2002 he would not make any claim of default in connection with the non-payment of principal under the $3,000,000 Short Term Note, and that between March 31, 2000 and March 31, 2001, he would not make any claim of default for interest which was due as of March 31, 2000 or which would accrue between March 31, 2000 and March 31, 2001. Concurrently, on April 3, 2000 the then remaining principal and interest balance on the subordinated promissory note was exchanged for 3,356,710 shares of Easyriders, Inc. Common Stock issued to Mr.Teresi.

     In October 1999, Paisano Publications issued a $275,000 increasing rate secured promissory note to an investment partnership, Siena Capital Partners, L.P. This loan (the "Siena Loan") is subordinate to the Nomura Indebtedness. The loan bears interest at a rate of 20% per annum (increasing by 1% monthly beginning April 14, 2000), and is due and payable with accrued interest on October 14, 2000. Warrants to purchase 100,000 shares of the Common Stock of the Company were issued with an exercise price of $0.01 per share. If the Siena Loan has been paid off in its entirety by April 13, 2000, the warrants become null and void. In addition, if the balance is not paid in full by July 13, 2000, the Company must issue warrants to purchase an additional 300,000 shares of the Common Stock of the Company, and if the balance is not paid in full by October 13, 2000, the Company must issue warrants to purchase an additional 100,000 shares of the Common Stock of the Company. Thereafter, until the loan is paid off in full, the Company must issue warrants to purchase 150,000 shares of the Common Stock of the Company on the 13th day of each month.

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

Forward-Looking Information and Certain Factors

     Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks associated with future capital needs, management of growth, availability of adequate financing, integration of business operations, concentration of stock ownership, restrictions imposed on the Company by the Lender, the magazine publishing and restaurant business, paper, pork and other raw material prices and other factors discussed herein, in the Company's Prospectus/Proxy Statement on Form S-4 dated September 8, 1998 and other filings submitted to date to the Securities and Exchange Commission.

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

Interest Rates

     The Company is subject to certain interest rate risk related to the Term Loans. The Term Loans mature on September 23, 2001 and bear interest at an annual rate equal to the prime rate of the Lendor plus 1.85% payable monthly. The interest rate on the balance of $20,995,588 outstanding on March 31, 2000 was 10.6%. An increase in interest rates of 1% would result in an increase in interest expense of approximately $210,000.

     PART II -- OTHER INFORMATION
     ----------------------------

Item 1.  Legal Proceedings.

     On April 28, 2000 an action was filed in the U.S District court for the Central District of California (Los Angeles) by Leon Hatcher, Richard Stafford and entities controlled by them, naming as defendants the Company, Newriders, Paisano Publications, El Paso, Easyriders Franchising, Easyriders Licensing, Easyriders of Ohio, and the following current or former officers and/or directors of the Company: John Martin, William Prather, Joseph Teresi, J. Robert Fabregas, William Nordstrom, Robert Davis, Ellen Meagher, Joseph Jacobs, Daniel Gallery, Wayne Knyal, and Grady Pfeiffer (the "Hatcher Action"). The complaint also names as a defendant James E. Salven, Trustee in Bankruptcy in connection with the Pierce Action, previously disclosed by the Company.

     The Hatcher Action alleges wrongful conduct on the part of the named defendants in connection with Mr. Hatcher's past and current relationship with Easyriders and Newriders, including: (a) his role and ownership position in Newriders prior to the Reorganization, (b) his role and participation in the Reorganization, (c) his acquisition of shares of Easyriders as a consequence of the Reorganization, (d) transactions involving the shares held by Mr. Hatcher in Newriders and Easyriders, (e) the Company's Events business and his role in the same, (f) the Company's event merchandise business and Mr. Hatcher's role in the same, (g) the use and possession by Mr. Hatcher of property and vehicles used in connection with the Events and event merchandise business of the Company, (h) the acquisition by Mr. Hatcher and Mr. Stafford of franchises to operate retail stores under the "Easyriders" name pursuant to various written agreements, and
(i) the termination of such franchise agreements by the Company in April, 2000.

     The complaint asserts wrongful conduct by defendants in connection with the foregoing under a wide range of legal theories, including violations of the Securities Act of 1933, the Securities Exchange Act of 1934, the California Corporations Code, Federal Trade Commission Disclosure Rules, the California Franchise Investment Law Laws and the Federal RICO statute (18 U.S.C. sections 1961-1968); breach of fiduciary responsibilities; fraud, negligent misrepresentation, breach of contract, infliction of emotional distress, interference with contracts and business relations, unfair competition and defamation. Certain of the causes of action are presented as derivative claims, brought on behalf of Easyriders and/or Newriders against one or more individual defendants. The action seeks general and compensatory damages in amounts to be proven at the time of trial, contract damages of $450,000, punitive damages, injunctive and declaratory relief, and the appointment of a receiver.

     The Company believes that the Hatcher Action is without merit and that it has substantial defenses thereto. The Company and its officers and directors are insured under a policy providing indemnification for damages arising from securities claims and the misconduct of its management. The Company believes that the Hatcher Action is a claim covered by such policy, and, accordingly, such claim has been tendered to the carrier in question. By reason of all the foregoing, the Company is presently of the view that the Hatcher Action is not likely to result in materially adverse consequences. However, if it is determined that such coverage does not exist, the potential outcome of the Hatcher Action could be materially adverse to the Company.

Item 2.  Changes in Securities and Use of Proceeds.

  On February 9, 2000, the Company sold to two directors of the Company, John Martin and Joseph Teresi, 493,827 shares each of common stock of the Company for the sum of $250,000 each. The number of shares issued was calculated as 75% of the average closing price of the common stock, with average closing price being defined as the average of the last recorded sale price of the common stock on the ten consecutive trading days ending on and including February 2, 2000.

  In March 2000, the Company issued 400,000 shares of the common stock of the Company in settlement of a dispute with an ex-franchisee. The number of shares issued was determined based on the closing price of the stock on the date of issuance.

  During March 2000, the Company issued 10,500 shares of Easyriders, Inc. stock to two consultants of Paisano Publications as compensation for services performed. The number of shares issued was determined based on the closing price of the stock on the date of issuance.

  On March 1, 2000, the Company issued 30,059 shares of Easyriders, Inc. stock to a related party in payment of accrued interest on convertible debentures. Pursuant to the terms of the debenture, the number of shares issued was calculated based on a price per share equal to 75% of the average closing bid price of the common stock for the five days preceding the issuance.

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

  The transactions described above were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.


Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits:

       Exhibit Number              Description of Exhibits
       --------------              -----------------------

       27.1                        Financial Data Schedule

       (b)  Reports on Form 8-K:

       No reports on Form 8-K were filed by the Company during the quarterly period ended March 31, 2000.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           EASYRIDERS, INC.
                                           ----------------
                                           (Registrant)



Dated: May 12, 2000                         /s/ J. Robert Fabregas
                                            ----------------------------------
                                            J. Robert Fabregas
                                            Chief Financial Officer and
                                            Executive Vice President