Form 10-Q
period 2000-06-30
EASYRIDERS INC
filed 2000-08-14
CIK 1065253

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000       Commission File No. 001-14509

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

  There were 29,561,159 shares of outstanding Common Stock of the Registrant as of August 8, 2000.

================================================================================

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,            December 31,
                                                                                   2000                   1999
                                                                                 ----------------------------------
                                                                                 (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                        $   253,704            $   429,256
Accounts receivable, less allowance for doubtful accounts
  of $437,184 (2000) and $645,212 (1999)                                           3,505,316              3,230,067
Inventories                                                                        2,251,001              2,940,426
Prepaid publication costs                                                            669,410                563,577
Prepaid expenses and other                                                           748,798                670,386
Receivable from shareholder                                                          392,995                395,010
Net assets of El Paso Bar-B-Que (Note 6)                                           6,862,998              6,780,142
                                                                                 -----------            -----------

    Total current assets                                                          14,684,222             15,008,864

PROPERTY AND EQUIPMENT, net                                                          962,177              1,258,183

GOODWILL, net of accumulated amortization
  of $3,273,504 (2000) and $2,388,110 (1999)                                      52,177,809             53,980,642

OTHER ASSETS                                                                         222,734                300,244
                                                                                 -----------            -----------

                                                                                 $68,046,942            $70,547,933
                                                                                 ===========            ===========

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                  June 30,               December 31,
                                                                                   2000                     1999
                                                                                 ----------------------------------
                                                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                 $  6,451,564             $  7,084,278
Accrued payroll and payroll related expenses                                          889,084                  813,099
Accrued interest payable                                                            1,292,632                1,091,129
Other current liabilities                                                             763,258                1,428,770
Income taxes payable                                                                   12,000                    8,800
Reserve for disposal of El Paso Bar-B-Que Company                                   2,100,000                        -
Current portion of deferred subscription and advertising income                     3,974,286                3,464,959
Current portion of convertible debentures                                                   -                  316,667
Current portion of long-term debt                                                     954,364                1,148,880
                                                                                 ------------             ------------

    Total current liabilities                                                      16,437,188               15,356,582
                                                                                 ------------             ------------

CONVERTIBLE DEBENTURES, related party                                               1,000,000                1,000,000

NOTE PAYABLE TO STOCKHOLDER                                                         8,000,000               11,575,000

LONG-TERM DEBT, net of current portion and debt discount, including
   related party indebtedness of $390,056 (2000) and $489,541 (1999)               21,646,429               21,225,524

OTHER LONG TERM LIABILITIES, including deferred subscription
  revenues of $1,491,387 (2000) and $1,509,003 (1999)                               3,156,950                1,769,087

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized, none outstanding
Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 28,343,749 shares (2000) and 23,056,751 shares (1999)
  outstanding                                                                          28,343                   23,056
Additional paid in capital                                                         64,027,445               58,983,147
Receivable from the sale of stock                                                  (7,300,000)              (7,300,000)
Accumulated deficit                                                               (38,949,413)             (32,084,463)
                                                                                 ------------             ------------

    Total stockholders' equity                                                     17,806,375               19,621,740
                                                                                 ------------             ------------

                                                                                 $ 68,046,942             $ 70,547,933
                                                                                 ============             ============

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the Three Months Ended            For the Six Months Ended
                                                                      June 30,                               June 30,
                                                                2000             1999                 2000             1999
                                                            --------------------------------------------------------------------
                                                                     (unaudited)                           (unaudited)
CONTINUING OPERATIONS:
SALES                                                          $ 7,279,153     $ 8,049,468           $15,684,591     $16,217,846

COST OF SALES                                                    6,026,961       6,855,482            12,823,698      13,669,782
                                                               -----------     -----------           -----------     -----------

GROSS MARGIN                                                     1,252,192       1,193,986             2,860,893       2,548,064

EXPENSES:
Selling, general, and administrative                             1,624,010       2,876,659             3,068,734       4,947,899
Depreciation and amortization                                    1,439,548         579,676             2,032,590       1,163,743
Stock issuance expenses                                             22,342         600,000               195,584         600,000
                                                               -----------     -----------           -----------     -----------

  Total expenses                                                 3,085,900       4,056,335             5,296,908       6,711,642
                                                               -----------     -----------           -----------     -----------

LOSS FROM OPERATIONS                                            (1,833,708)     (2,862,349)           (2,436,015)     (4,163,578)

OTHER INCOME (EXPENSE)                                            (554,407)        (85,206)             (350,730)         21,173
INTEREST EXPENSE                                                (1,112,781)       (866,043)           (2,089,419)     (1,719,905)
                                                               -----------     -----------           -----------     -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                          (3,500,896)     (3,813,598)           (4,876,164)     (5,862,310)

PROVISION FOR INCOME TAXES                                           2,001           2,075                 9,852           4,150
                                                               -----------     -----------           -----------     -----------

NET LOSS FROM CONTINUING OPERATIONS                             (3,502,897)     (3,815,673)           (4,886,016)     (5,866,460)

DISCONTINUED OPERATIONS:
INCOME (LOSS) FROM OPERATIONS                                      (12,464)        166,971               121,066         377,339

LOSS ON DISPOSAL                                                (2,100,000)              -            (2,100,000)              -
                                                               -----------     -----------           -----------     -----------

NET LOSS                                                       $(5,615,361)    $(3,648,702)          $(6,864,950)    $(5,489,121)
                                                               ===========     ===========           ===========     ===========

NET LOSS PER SHARE - BASIC AND DILUTED
    CONTINUING OPERATIONS                                           $(0.13)    $     (0.17)               $(0.19)    $     (0.29)
    DISCONTINUED OPERATIONS                                          (0.07)           0.00                 (0.08)           0.02
                                                               -----------     -----------           -----------     -----------
    NET LOSS                                                        $(0.20)    $     (0.17)               $(0.27)    $     (0.27)
                                                               ===========     ===========           ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING - BASIC AND DILUTED                              27,490,182      21,845,482            25,594,509      20,577,473
                                                               ===========     ===========           ===========     ===========

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                            2000                1999
                                                                                       -----------------------------------------
                                                                                                  (unaudited)
CONTINUING OPERATIONS:
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                                                   $(4,886,016)    $(5,866,460)
Adjustments to reconcile net loss to net cash used in operating activities:
  Stock issuance expenses                                                                      195,584         600,000
  Common stock issued for services                                                              13,125
  Common stock issued for interest                                                              39,890
  Depreciation and amortization                                                              2,032,590       1,163,743
  Loss on sale of Easyriders of Columbus to related party                                      532,818
  Loss on sale of fixed assets                                                                  55,072         170,042
  Loss on sale of stock held for investment                                                                     20,959
  Amortization of debt issuance costs                                                          157,386         157,389
  Non-cash interest expense                                                                    150,049
  Increase (decrease) in cash resulting from changes in operating accounts:
    Current assets                                                                            (151,538)       (932,039)
    Other assets                                                                               122,337        (922,998)
    Current liabilities                                                                       (248,942)      3,494,277
    Other long-term liabilities                                                              1,387,863         660,883
                                                                                           -----------     -----------
      Net cash used in operating activities                                                   (599,782)     (1,454,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets                                                              10,000
Purchase of fixed assets                                                                       (40,617)       (514,787)
                                                                                           -----------     -----------
      Net cash used in investing activities                                                    (30,617)       (514,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible debentures and debt                                                    383,775         203,241
Common stock issued for cash                                                                   500,000       1,500,000
Payment of long-term debt and capital leases                                                  (157,386)       (157,389)
                                                                                           -----------     -----------
      Net cash provided by financing activities                                                726,389       1,545,852
                                                                                           -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS                                                               $    95,990     $  (423,139)

CASH (USED FOR) PROVIDED BY DISCONTINUED OPERATIONS                                           (271,542)        352,058
                                                                                           -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (175,552)        (71,081)

CASH AND CASH EQUIVALENTS, beginning of year                                                   429,256         250,911
                                                                                           -----------     -----------
CASH AND CASH EQUIVALENTS, end of year                                                     $   253,704     $   179,830
                                                                                           ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION -
  Cash paid for interest                                                                   $   852,055     $ 1,015,043
                                                                                           ===========     ===========
NONCASH FINANCING ACTIVITIES:
Common stock issued in settlement of litigation                                            $   325,000
                                                                                           ===========
Common stock issued in settlement of debt                                                  $ 3,446,787     $ 1,500,000
                                                                                           ===========     ===========
Common stock issued upon conversion of debentures                                          $   379,149
                                                                                           ===========

          See accompanying notes to consolidated financial statements

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------

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

    The Paisano Companies consist of Paisano Publications; Easyriders of Columbus, Inc., an Ohio corporation; Easyriders Franchising, Inc., a California corporation; Teresi, Inc. (DBA Easyriders Events, Inc.), a California corporation; Bros Club, Inc., a California corporation and Associated Rodeo Riders on Wheels, a California corporation; Paisano Publications publishes 11 special-interest magazines directed to motorcycle, hot-rod, and tattoo enthusiasts. Other Paisano Companies market a line of apparel and other products designed to appeal to motorcycle, hot-rod, and tattoo enthusiasts. Through the end of 1999 Easyriders Franchising had established franchise stores that sold Easyriders apparel, customized new and used American-made motorcycles, and motorcycle accessories. Subsequently, all franchisees signed agreements converting their franchise arrangement to a licensing arrangement and the operations of Easyriders Franchising were assumed by Easyriders Licensing, Inc., a California corporation, and a wholly-owned subsidiary of Newriders. Currently, there are 37 licensed stores.

    El Paso is a Texas limited liability company, which owns and operates five barbecue and smoked meat restaurants, four of which are located in Arizona and one of which is located in Oklahoma. The restaurants are operated under the name "El Paso Bar-B-Que."

    Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications and El Paso.

    Basis of presentation - The accompanying unaudited interim consolidated financial statements of Easyriders, Inc. for the three and six month periods ended June 30, 2000 and 1999, respectively, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------


    and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1999.

    Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

    Reclassifications - Certain reclassifications have been made to the 1999 financial statements in order to conform them to the 2000 presentation.


2.  CONVERTIBLE DEBENTURES

    On December 12, 1997, the Company issued convertible debentures with a face value of $1,000,000 in a private placement to institutional investors. The Debentures accrue interest at the rate of 8% per year, payable semi-annually. The Debentures are convertible at the option of the holder into shares of the Company's common stock at the lesser of the five-day average closing bid price on the closing date or 80% of the five-day average closing bid price on the conversion date, as defined. As of December 31, 1999, the Company had issued 158,445 shares of its common stock in connection with the conversion of $683,333 in principal amount of the Debentures, leaving a principal balance of $316,667. On May 31, 2000, the Company issued an additional 473,937 shares of its common stock in connection with the conversion of the remaining balance of $316,667 in principal amount of the Debentures, together with accrued interest of $62,482. The Company recorded $15,621 of stock issuance expense relating to this transaction.


3.  LONG-TERM DEBT

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

    On April 12, 2000, Nomura agreed to waive defaults under the Credit Agreement relating to maximum capital expenditures, maximum leverage ratios, minimum consolidated EBITDA, minimum consolidated net worth, minimum consolidated working capital and minimum interest coverage ratios, pursuant to a Second Amendment and Waiver Under Note and Warrant Purchase Agreement and Second Amendment to Warrant. In addition, Nomura agreed to amend the Credit Agreement in order to relax covenants for the 2000 calendar year relating to the maintenance of required levels of net worth and EBITDA, maximum leverage ratios and minimum interest coverage ratios. In consideration of the foregoing waivers and amendments, the Company agreed to reduce the exercise price on warrants to purchase 355,920 shares of Easyriders Common Stock issued to Nomura under the Credit Agreement, from $1.625 to "market price," as determined by a formula set forth in the Second Amendment to Warrant. The formula exercise price as of June 30,

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------

    2000 was $0.625 per share. The Company has recorded interest expense of $57,299 in the accompanying financial statements as a result of the revaluation of these warrants.

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

    On April 9, 1999, the Company issued shares of stock in exchange for the forgiveness of interest on the subordinated note of $75,000 and a reduction in principal of the subordinated note from $5,000,000 to $3,575,000.

    Effective April 3, 2000, Joseph Teresi agreed to forgive $3,446,787 of principal owed on the subordinated 7% note, leaving a principal balance of $128,213, in exchange for 3,356,170 shares of the Company's common stock, valued using the average daily closing price of the common stock on the American Stock Exchange over 30 consecutive trading days ending on and including March 22, 2000. Concurrently, Mr. Teresi agreed to forgive (a) the residual balance due under the Subordinated 7% note of $128,213, (b) $96,739 of other obligations owed to Mr. Teresi by the Company in connection with rent and consulting fees, and (c) accrued interest on the Contributor Notes of $525,040, in exchange for the undertakings of Paisano Publications pursuant to an agreement involving the Company's Events Division. (See Footnote 4 - Long-Term Liabilities)

    Assumption of the Siena Loan - In October 1999, Paisano Publications issued a $275,000 increasing rate secured promissory note to an investment partnership, Siena Capital Partners, L.P. This loan (the "Siena Loan") is subordinate to the Nomura Indebtedness. The loan bears interest at a rate of 20% per annum (increasing by 1% monthly beginning April 14, 2000), and is due and payable with accrued interest on October 14, 2000. Warrants to purchase 100,000 shares of the Common Stock of the Company were issued with an exercise price of $0.01 per share. If the Siena Loan has been paid off in its entirety by April 13, 2000, the warrants become null and void. In addition, if the balance is not paid in full by July 13, 2000, the Company must issue warrants to purchase an additional 300,000 shares of the common stock of the Company, and if the balance is not paid in full by October 13, 2000, the Company must issue warrants to purchase an additional 100,000 shares of the common stock of the Company. Thereafter, until the loan is paid in full, the Company must issue warrants to purchase 150,000 shares of the common stock of the Company on the 13th day of each month.

    As of April 13, 2000, the Company did not possess the resources to pay off the Siena Loan. However, John Martin and Joseph Teresi were granted a right of first refusal in connection with any assignment of the Siena Loan. Based on this right, the Company pursued negotiations with Mr. Teresi and Mr. Martin concerning their assumption of the Siena Loan upon terms more favorable to the Company. These negotiations were successful and on April 13, 2000, Mr. Martin and Mr. Teresi each paid to Siena the sum of $137,500 and assumed the position of Siena with respect to the Siena Loan. Concurrently, the first 100,000 warrants vested and the fair value of the warrants, aggregating $92,750, has been recorded as interest expense. In addition, Mr. Martin and

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------


    Mr. Teresi agreed to make the following modifications to the Siena Loan terms: (i) the interest rate will be reduced from 20% per annum to 13% per annum, and (ii) provided the Siena Loan is paid off by December 31, 2000, twenty percent (20%) of all warrants vested by and through such date will be surrendered. These modifications received the formal consent of Nomura. (See Footnote 9 - Subsequent Events)


4.  LONG-TERM LIABILITIES

    Licensing of Easyriders Events - In March 2000, Easyriders entered into a long-term licensing agreement with a third party, Action Promotions, Inc. ("API") pursuant to which API has been granted the exclusive right to produce and manage events and to sell event-specific merchandise under the Easyriders brand, in exchange for a commitment to make an advance purchase of merchandise and to pay certain guaranteed and percentage-based royalties. In connection with this transaction, the Company has recorded a $1.5 million liability (of which $0.2 million is classified as short-term and $1.3 million is classified as long-term) which represents the Company's obligation to provide Easyriders branded merchandise over a period of approximately eight years.


5.  STOCKHOLDERS' EQUITY

    Related-Party Stock Issuances - On February 9, 2000, the Company sold to two directors of the Company 493,827 shares each of common stock of the Company for the sum of $250,000 each. The number of shares issued was calculated as 75% of the average closing price of the common stock, with average closing price being defined as the average of the last recorded sale price of the common stock on the ten consecutive trading days ending on and including February 2, 2000. In conjunction with this stock issuance at a discount, the Company recorded $166,667 of stock issuance expense.

    On April 14, 2000, the Company issued 3,356,170 shares of Easyriders, Inc. stock to a related party in exchange for forgiveness of debt. (See Footnote 3 - Long-Term Debt).

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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------

    On June 1, 2000, the Company issued 28,678 shares of Easyriders, Inc. stock to a related party in payment of accrued interest on convertible debentures in the amount of $20,164. The number of shares issued was calculated as 75% of the average closing price of the common stock for the five days preceding the issuance. In conjunction with this stock issuance at a discount, the Company recorded $6,721 of stock issuance expense.

    Common Stock issued upon conversion of debentures - On May 31, 2000, the Company issued an additional 473,937 shares of its common stock in connection with the conversion of the remaining balance of $316,667 in principal amount of the Debentures, together with accrued interest of $62,482. The Company recorded $15,621 of stock issuance expense relating to this transaction. (See Footnote 2 - Convertible Debentures).

    Stock Option Grants - During the six months ended June 30, 2000, the Board of Directors of the Company authorized the granting of 574,000 options to employees, consultants and directors of the company, all of which were granted under the Company's 1998 Executive Incentive Compensation Plan. SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require Company to record compensation cost for employee stock option grants. The Company has chosen to continue to account for employee option grants using Accounting Principles Board Opinion No. 25. No compensation expense has been recognized for employee stock option grants.

    On June 23, 2000, the Board of Directors of the Company took action to increase the total number of shares authorized to be issued under the Plan from 2,800,000 to 3,609,750. This action is subject to approval by shareholders at the Company's next Annual Meeting.


6.  DISCONTINUED OPERATIONS

    Sale of El Paso Bar-B-Que - On June 21, 2000, the Company announced its intention to sell its food service segment, the El Paso Bar-B-Que Company, in order to generate working capital necessary to improve the Company's financial condition. Presently management expects that this transaction will be completed by the end of September 2000. Based on the Company's plan to dispose of El Paso Bar-B-Que Company, the subsidiary is reflected as discontinued operations in the accompanying financial statements.

    The net assets of the discontinued operations at June 30, 2000 can be segregated into current and noncurrent components as follows:

         Current        $(2,107,856)
         Noncurrent       8,970,854
                        -----------
         Total          $ 6,862,998
                        ===========


    The following table summarizes the results of discontinued operations for the three and six month periods ended June 30, 2000 and 1999:

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------


                                                Three months ended June 30,            Six months ended June 30,
                                                  2000               1999              2000                 1999
                                            -----------------------------------------------------------------------
Sales                                         $ 3,523,597         $2,967,797        $ 6,869,965          $5,831,131

Cost of sales                                   2,225,686          1,799,658          4,274,761           3,570,401
                                              -----------         ----------        -----------          ----------

Gross margin                                    1,297,911           1,168,139         2,595,204           2,260,730

Expenses                                        1,174,591             944,783         2,232,488           1,830,864
                                              -----------          ----------       -----------          ----------

Income (loss) from operations                 $   123,320          $  223,356       $   362,716          $  429,866
                                              ===========          ==========       ===========          ==========

Net income (loss)                             $   (12,464)         $  166,971       $   121,066          $  377,339
                                              ===========          ==========       ===========          ==========

Loss on disposal                              $(2,100,000)         $        -       $(2,100,000)         $        -
                                              ===========          ==========       ===========          ==========

Net income (loss) after loss on
 disposal                                     $(2,112,464)         $  166,971       $(1,978,934)         $  377,339
                                              ===========          ==========       ===========          ==========


    The loss on disposal aggregating $2,100,000 has been estimated by management using an estimate of net proceeds from the sale of this segment. The actual loss incurred may differ.


7.  SALE OF ASSETS

    Sale of Easyriders Columbus - In April 2000, the Company entered into an agreement with Joseph Teresi pursuant to which the assets of Easyriders of Columbus were sold to Mr. Teresi (the "Columbus Transaction"), in exchange for forgiveness by Mr. Teresi of certain financial obligations owed to him by Paisano Publications and/or the Company. The total amount of forgiveness was $419,149. Upon closing of the Columbus Transaction, Easyriders of Columbus was relieved of all liability under the lease for the premises occupied by Easyriders of Columbus. Mr. Teresi, who owns the premises, agreed to continue operating the business as "Easyriders of Columbus" pursuant to a licensing agreement with Easyriders. The Company recorded a loss associated with the sale of Easyriders of Columbus of $532,818 and the write-off of the goodwill attributable to Easyriders of Columbus aggregating $866,470.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------


8.  BUSINESS SEGMENTS

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

    Easyriders Inc. has five reportable segments: publishing, goods and services, food service, franchising/licensing (all franchisees have converted to licensees), and other events and operations. The publishing segment includes magazine and catalog publishing and other operations. The trade goods and services segment distributes motorcycle apparel and other related goods to both intermediate and end-users and offers motorcycle repair and services through a Company owned store. The food service segment includes the discontinued operations of El Paso. The franchising/licensing segment includes the franchising/licensing of Easyriders motorcycle stores for distribution of equipment and apparel. The other events and operations segment includes the coordination and sponsorship of motorcycle related events and operations.

    Easyriders, Inc. evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. (The Company utilizes the other events and operations segment as a venue for increased exposure for publication sales.) The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The financial results from continuing operations for Easyriders, Inc. five operating segments have been prepared on a basis which is consistent with the manner in which Easyriders, Inc. management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments less precisely than would be required for stand alone financial information prepared in accordance with generally accepted accounting principles. Revenue attributed to geographic areas is based on the location of the customer.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------



                                                            Goods and       Food         Franchising        Other
                                            Publishing      Services       Service       /Licensing       Operations       Totals
------------------------------------------------------------------------------------------------------------------------------------
Sales external customers - Quarter ended
 June 30, 2000                               5,963,021      1,181,746              0               0           134,386    7,279,153
------------------------------------------------------------------------------------------------------------------------------------
Sales external customers - Quarter ended
 June 30, 1999                               5,934,736      1,804,846              0          30,000           279,886    8,049,468
------------------------------------------------------------------------------------------------------------------------------------
Sales external customers -
Year-to date June 30, 2000                  11,450,518      2,615,713              0               0         1,618,360   15,684,591
------------------------------------------------------------------------------------------------------------------------------------
Sales external customers -
Year-to date June 30, 1999                  11,555,445      3,247,758              0          78,137         1,336,506   16,217,846
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations -
Quarter ended June 30, 2000                    641,421       (182,488)             0        (173,887)          (49,711)     235,335
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations -
Quarter ended June 30, 1999                    685,664         85,998              0        (676,442)          (54,767)     40,453
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations -
Year-to-date June 30, 2000                     733,333       (487,331)             0        (309,812)          407,505      343,695
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations -
Year-to-date June 30, 1999                   1,347,320       (171,716)             0      (1,168,367)           59,829       67,066
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued
 operations - Quarter ended June 30, 2000            0              0     (2,112,464)              0                 0   (2,112,464)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued
 operations - Quarter ended June 30, 1999            0              0        166,971               0                 0      166,971
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued
 operations - Year-to-date June 30, 2000             0              0     (1,978,934)              0                 0   (1,978,934)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued
 operations - Year-to-date June 30, 1999             0              0        377,339               0                 0      377,339
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at June 30, 2000              8,262,861         15,163              0          11,261            70,151    8,359,436
------------------------------------------------------------------------------------------------------------------------------------
Capital Expenditures at June 30, 2000           40,617              0              0               0                 0       40,617
------------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization -
Quarter ended June 30, 2000                     83,978          4,029              0           2,106            16,341      106,454
------------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization -
Quarter ended June 30, 1999                     67,363         12,086              0           2,118            28,369      109,936
------------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization -
Year-to-date June 30, 2000                     172,364         16,116              0           4,220            37,056      229,756
------------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization -
Year-to-date June 30, 1999                     140,165         24,173              0           4,237            56,172      224,747
------------------------------------------------------------------------------------------------------------------------------------



    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------

                                                                                    Q/E                          YTD
                                                                              --------------------------------------------
June 30, 2000:
Income (loss) from operations included in segment disclosure                  $    235,335                   $    343,695
Unallocated, selling, general, and administrative                               (2,069,043)                    (2,779,710)
                                                                              ------------                   ------------
Loss from operations                                                           $(1,833,708)                   $(2,436,015)
                                                                              ============                   ============

June 30, 1999:
Income (loss) from operations included in segment disclosure                  $     40,453                   $     67,066
Unallocated, selling, general, and administrative                               (2,902,802)                    (4,230,644)
                                                                              ------------                   ------------
Loss from operations                                                           $(2,862,349)                   $(4,163,578)
                                                                              ============                    ============

As at June 30, 2000:
Segment assets                                                                                                $ 8,359,436
Cash and cash equivalents                                                                                         253,704
Receivable from shareholder                                                                                       392,995
Net assets of El Paso Bar-B-Que - discontinued operations                                                       6,862,998
Goodwill                                                                                                       52,177,809
                                                                                                              -----------
Total Assets                                                                                                  $68,046,942
                                                                                                              ===========
                                                                                    Q/E                          YTD
                                                                              --------------------------------------------
June 30, 2000:
Depreciation and amortization included in segment disclosure                    $  106,454                     $  229,756
Amortization of goodwill                                                         1,333,094                      1,802,834
                                                                                ----------                     ----------
Depreciation and amortization                                                   $1,439,548                     $2,032,590
                                                                              ============                    ============
June 30, 1999:
Depreciation and amortization included in segment disclosure                    $  109,936                     $  224,747
Amortization of goodwill                                                           469,740                        938,996
                                                                                ----------                     ----------
Depreciation and amortization                                                   $  579,676                     $1,163,743
                                                                                ==========                     ==========

Revenues concerning principal geographic areas are as follows based on customer location:

                      USA        Canada      Germany       UK       Australia     Other        Total
QE 6/30/00          6,285,493    $265,497    $117,117    $123,043    $106,184    $381,819    $ 7,279,153
QE 6/30/99          6,909,635     273,402     159,124     145,918     114,706     446,683    $ 8,049,468
YTD 6/30/00        13,650,395     529,852     252,877     248,229     212,301     790,938    $15,684,592
YTD 6/30/99        14,052,706     520,596     299,657     291,980     224,530     828,377    $16,217,846

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------

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


9.  SUBSEQUENT EVENTS

    Siena loan - On April 13, 2000, John Martin and Joseph Teresi assumed the position of Siena with respect to the Siena Loan (See Footnote 3 - Long-Term
    Debt). As of July 13, 2000, the Company did not possess the resources to pay off the Siena Loan. As such, warrants to purchase an additional 150,000 shares of the common stock of the Company were issued to each of Mr. Martin and Mr. Teresi. The fair value of the warrants, aggregating $165,750, will be recorded as interest expense.

    Sale of El Paso Bar-B-Que - On August 12, 2000, the Company's Board of Directors approved the execution of a letter of intent with Culinary Holdings, Inc. to sell all of the assets of the El Paso Bar-B-Que Company, subject to the consumation of a definitive agreement. The Company expects the transaction to close on or about September 26, 2000.

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

Use of EBITDA

     The following comparative discussion of the results of operations and financial condition of the Company includes, among other factors, an analysis of changes in the operating income of the business segments before interest expense, taxes, depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the Paisano Companies and El Paso of significant amounts of amortization of intangible assets and interest expense recognized through the Reorganization. Further, the Company has added back non-cash charges relating to stock issuance expenses to derive an adjusted EBITDA ("Adjusted EBITDA"). Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of the Company and its subsidiaries, and when used in comparison to debt levels or the coverage of interest expense as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States of America. Also, EBITDA, as calculated by the Company, may not be comparable to similarly titled measures used by other companies.

Results of Operations

The following table sets forth certain operating data for Easyriders for the three months ended June 30, 2000 and 1999:

                                                                     Paisano
                                                Easyriders          Companies      El Paso      Consolidated    Consolidated
                                                                  For the Three Months Ended June 30,
                                               -------------------------------------------------------------------------------
                                                   2000               2000          2000            2000            1999
                                                                                (unaudited)
CONTINUING OPERATIONS:
SALES
Publishing                                      $         -          $ 5,963,021    $        -       $ 5,963,021     $ 5,934,736
Goods and services                                                     1,181,746                       1,181,746       1,804,846
Food service                                                                                 -                -               -
Franchising/Licensing                                                          -                               -          30,000
Other operations                                                         134,386                         134,386         279,886
                                                ---------------------------------------------------------------------------------
                                                          -            7,279,153             -         7,279,153       8,049,468
COST OF SALES
Publishing                                                             4,628,733                       4,628,733       4,711,967
Goods and services                                                     1,214,933                       1,214,933       1,758,357
Food service                                                                                 -                 -               -
Franchising/Licensing                                                          -                               -               -
Other operations                                                         183,295                         183,295         385,028
                                                ---------------------------------------------------------------------------------
                                                          -            6,026,961             -         6,026,961       6,855,352
GROSS MARGIN
Publishing                                                -            1,334,288             -         1,334,288       1,222,769
Goods and services                                        -              (33,187)            -           (33,187)         46,489
Food service                                              -                    -             -                 -               -
Franchising/Licensing                                     -                    -             -                 -          30,000
Other operations                                          -              (48,909)            -           (48,909)       (105,142)
                                                ---------------------------------------------------------------------------------
                                                          -            1,252,192             -         1,252,192       1,194,116
EXPENSES
Publishing                                                               692,867                         692,867         537,105
Goods and services                                                       149,301                         149,301         (39,509)
Food service                                                                                 -                 -               -
Franchising/Licensing                                                    173,887                         173,887         706,442
Other operations                                                             802                             802         (50,375)
Unallocated expenses                              1,202,573              866,470                       2,069,043       2,902,802
                                                ---------------------------------------------------------------------------------
                                                  1,202,573            1,883,327             -         3,085,900       4,056,465
INCOME (LOSS) FROM OPERATIONS
Publishing                                                -              641,421             -           641,421         685,664
Goods and services                                        -             (182,488)            -          (182,488)         85,998
Food service                                              -                    -             -                 -               -
Franchising/Licensing                                     -             (173,887)            -          (173,887)       (676,442)
Other operations                                          -              (49,711)            -           (49,711)        (54,767)
Unallocated                                      (1,202,573)            (866,470)            -        (2,069,043)     (2,902,802)
                                                ---------------------------------------------------------------------------------
                                                $(1,202,573)         $  (631,135)   $        -       $(1,833,708)    $(2,862,349)
                                                =================================================================================
NET LOSS FROM CONTINUING
  OPERATIONS                                    $(1,378,593)         $(2,124,304)   $        -       $(3,502,897)    $(3,815,673)

NET INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                                 -                    -     (2,112,464)      (2,112,464)        166,971
                                                --------------------------------------------------------------------------------
NET LOSS                                        $(1,378,593)         $(2,124,304)   $(2,112,464)     $(5,615,361)    $(3,648,702)
                                                ================================================================================

The following table sets forth certain operating data for Easyriders for the six months ended June 30, 2000 and 1999:

                                         Easyriders     Paisano Companies       El Paso      Consolidated    Consolidated
                                                                For the Six Months Ended June 30,
                                    -------------------------------------------------------------------------------------
                                      2000                  2000                   2000          1999            1999
                                                                             (unaudited)
CONTINUING OPERATIONS:
SALES
Publishing                              $          -          $11,450,518          $    -     $11,450,518     $11,555,445
Goods and services                                              2,615,713                       2,615,713       3,247,758
Food service                                                                            -               -               -
Franchising/Licensing                                                   -                               -          78,137
Other operations                                                1,618,360                       1,618,360       1,336,506
                                   --------------------------------------------------------------------------------------
                                                   -           15,684,591               -      15,684,591      16,217,846
COST OF SALES
Publishing                                                      8,988,531                       8,988,531       9,128,968
Goods and services                                              2,631,814                       2,631,814       3,237,423
Food service                                                                            -               -               -
Franchising/Licensing                                                   -                               -               -
Other operations                                                1,203,353                       1,203,353       1,303,391
                                    -------------------------------------------------------------------------------------
                                                   -           12,823,698               -      12,823,698      13,669,782
GROSS MARGIN
Publishing                                         -            2,461,987               -       2,461,987       2,426,477
Goods and services                                 -              (16,101)              -         (16,101)         10,335
Food service                                       -                    -               -               -               -
Franchising/Licensing                                                   -                               -          78,137
Other operations                                   -              415,007               -         415,007          33,115
                                    -------------------------------------------------------------------------------------
                                                   -            2,860,893               -       2,860,893       2,548,064
EXPENSES
Publishing                                                      1,728,654                       1,728,654       1,079,157
Goods and services                                                471,230                         471,230         182,051
Food service                                                                            -               -               -
Franchising/Licensing                                             309,812                         309,812       1,246,504
Other operations                                                    7,502                           7,502         (26,714)
Unallocated expenses                       1,860,102              919,608                       2,779,710       4,230,644
                                    -------------------------------------------------------------------------------------
                                           1,860,102            3,436,806               -       5,296,908       6,711,642
INCOME (LOSS) FROM OPERATIONS
Publishing                                         -              733,333               -         733,333       1,347,320
Goods and services                                 -             (487,331)              -        (487,331)       (171,716)
Food service                                       -                    -               -               -               -
Franchising/Licensing                                            (309,812)              -        (309,812)     (1,168,367)
Other operations                                   -              407,505               -         407,505          59,829
Unallocated                              (1,860,102)             (919,608)              -      (2,779,710)     (4,230,644)
                                    -------------------------------------------------------------------------------------
                                        $(1,860,102)          $  (575,913)   $          -     $(2,436,015)    $(4,163,578)
                                    =====================================================================================
NET LOSS FROM CONTINUING
   OPERATIONS                           $(2,079,636)          $(2,806,380)   $          -     $(4,886,016)    $(5,866,460)


NET INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                                                      (1,978,934)     (1,978,934)        377,339
                                    -------------------------------------------------------------------------------------
NET LOSS                                 $(2,079,636)         $(2,806,380)    $(1,978,934)    $(6,864,950)    $(5,489,121)
                                    =====================================================================================

The following tables set forth the EBITDA calculations for Easyriders for the three and six month periods ended June 30, 2000 and 1999:


                                        Easyriders    Paisano Companies    El Paso      Consolidated    Consolidated
                                                        For the Three Months Ended June 30,
                                      -----------------------------------------------------------------------------------
                                           2000                 2000           2000            2000            1999
Continuing Operations:
Net loss                               $(1,378,593)         $(2,124,302)   $         -     $(3,502,897)    $(3,815,673)
Interest expense                           381,469              731,312              -       1,112,781         866,043
Income tax expense                           2,001                                   -           2,001           2,075
Depreciation /amortization expense          16,341            1,423,207              -       1,439,548         579,676
                                       ----------------------------------------------------------------------------------
EBITDA - Continuing Operations         $  (978,782)         $    30,215    $         -     $  (948,567)    $(2,367,879)
                                       ==================================================================================
Discontinued Operations:
Net income (loss)                      $         -          $         -    $(2,112,464)    $         -     $   166,971
Interest expense                                 -                    -        135,784               -          (4,605)
Income tax expense                               -                    -                              -
Depreciation /amortization expense               -                    -        256,780               -         203,120
                                       ----------------------------------------------------------------------------------
EBITDA - Discontinued Operations       $         -          $         -    $(1,719,900)    $         -     $   365,486
                                       ==================================================================================

EBITDA                                 $  (978,782)         $    30,215    $(1,719,900)    $(2,668,467)    $(2,002,393)
Add back stock issuance expense             22,342                    -              -          22,342         600,000
                                       ----------------------------------------------------------------------------------
Adjusted EBITDA                        $  (956,440)         $    30,215    $(1,719,900)    $(2,646,125)    $(1,402,393)
                                       ==================================================================================


                                                              For the Six Months Ended June 30,
                                       ----------------------------------------------------------------------------------
Continuing Operations:
Net loss                               $(2,079,636)         $(2,806,380)   $         -     $(4,886,016)    $(5,866,460)
Interest expense                           679,572            1,409,847              -       2,089,419       1,719,905
Income tax expense                           4,052                5,800              -           9,852           4,150
Depreciation /amortization expense          32,682            1,999,908              -       2,032,590       1,163,743
                                       ----------------------------------------------------------------------------------
EBITDA - Continuing Operations         $(1,363,330)         $   609,175    $         -     $  (754,155)    $(2,978,662)
                                       ==================================================================================
Discontinued Operations:
Net income (loss)                      $         -          $         -    $(1,978,934)    $         -     $   377,339
Interest expense                                 -                    -        241,652               -          52,527
Income tax expense                               -                    -                              -
Depreciation /amortization expense               -                    -        493,274               -         388,202
                                       ---------------------------------------------------------------------------------
EBITDA - Discontinued Operations       $         -          $         -    $(1,244,008)    $         -     $   818,068
                                       =================================================================================
EBITDA                                 $(1,363,330)         $   609,175    $(1,244,008)    $(1,998,163)    $(2,160,594)
Add back stock issuance expense            195,584                    -              -         195,584         600,000
                                       ---------------------------------------------------------------------------------
Adjusted EBITDA                        $(1,167,746)         $   609,175    $(1,244,008)    $(1,802,579)    $(1,560,594)
                                       =================================================================================

Results of Operations of Easyriders Inc. and subsidiaries

     During the three months ended June 30, 2000, the Company experienced a net loss in the amount of $5,615,361, reflecting a loss increase of $1,966,659, or 54%, when compared with the net loss of $3,648,702 for the three months ended June 30, 1999. The net loss for the six months ended June 30, 2000 was $6,864,950, reflecting a loss increase of $1,375,829, or 25%, when compared with the net loss of $5,489,121 for the same period in the prior year. The net loss increase for the three month period can be substantially attributed to an estimated $2.1 million loss on disposal of the discontinued operations, a $715,865 increase in interest and other expenses, and a $179,435 reduction in income from discontinued operations, offset by an improvement in gross margin of $58,206 and a $970,435 reduction in operating expenses. The net loss increase for the six month period can be attributed to a combination of the estimated $2.1 million loss on disposal, a $747,119 increase in interest and other expenses, and a $256,273 reduction in income from discontinued operations, offset by a $312,829 improvement in gross margin, and a $1,414,734 reduction in operating expenses. Net loss from continuing operations improved $312,776, or 8%, for the three month periods, and $980,444, or 17%, for the six month periods.

     The Company's net loss per share increased $0.03 per share, or 18%, to $0.20 per share for the three months ended June 30, 2000, as compared to the net loss of $0.17 per share for the three months ended June 30, 1999. For the six month periods, the Company's net loss per share remained constant at $0.27 per share. Net loss per share from continuing operations improved $0.04 per share, or 24%, for the three month periods, and $0.10 per share, or 34%, for the six month periods.

     The Company experienced negative EBITDA in the amount of $2,668,467 and $1,998,163 for the three and six months ended June 30, 2000, respectively, compared with negative EBITDA of $2,002,393 and $2,160,594 for the three and six months ended June 30, 1999, reflecting an increase in negative EBITDA of $666,074, or 33%, for the three month periods, and a decrease in negative EBITDA of $162,431, or 8%, for the six month periods. Adjusted EBITDA reflects the add-back of non-cash charges related to stock issuance expenses of $22,342 and $195,584 for the three and six months ended June 30, 2000, respectively, and $600,000 for both the three and six months ended June 30, 1999. Adjusted negative EBITDA was $2,646,125 and $1,802,579 for the three and six months ended June 30, 2000, respectively, compared with adjusted negative EBITDA of $1,402,393 and $1,560,594 for the three and six months ended June 30, 1999, reflecting an increase in negative EBITDA of $1,243,732, or 89%, for the three month periods, and an increase in negative EBITDA of $241,985, or 16%, for the six month periods. Negative EBITDA from continuing operations was $948,567 and $754,155 for the three and six months ended June 30, 2000, respectively, compared with negative EBITDA from continuing operations of $2,367,879 and $2,978,661 for the three and six months ended June 30, 1999, reflecting a decrease in negative EBITDA of $1,419,312, or 60%, for the three month periods, and a decrease in negative EBITDA of $2,224,506, or 75%, for the six month periods.


Results of Operations: Paisano Companies

     The operating results of the Company for both the three and six months ended June 30, 2000 and June 30, 1999 include the results for the Paisano Companies.

     The Paisano Companies' publishing segment includes sales generated from subscription sales, newsstand sales and advertising sales related to the Companies' eleven special interest magazines. The related cost of sales includes direct costs related to the sales consisting primarily of printing, publication and distribution costs. The goods and services segment includes sales generated from the sale of apparel and other products through its mail order catalogs, one retail store, and franchise/license programs. The related cost of sales includes the costs of the apparel and other products. The franchising/licensing segment includes sales generated through royalties and franchise fees charged to the operating franchisees. There is no related cost of sales. The Paisano Companies' other segments primarily includes events which generate substantially all of their revenues from the sale of tickets to motorcycle rodeos, motorcycle shows, and tattoo shows. Cost of sales for the other segments represent direct costs of promoting the events.

     The Paisano Companies' total sales decreased $770,315, or 10%, from $8,049,468 for the three months ended June 30, 1999 to $7,279,153 for the same three months in 2000. Total sales for the six month periods decreased $533,255, or 3%, from $16,217,846 for the six months ended June 30, 1999 to $15,684,591 for the same six months in 2000. These decreases can be substantially attributed to a combination of 1) reduced revenues from Easyriders of Columbus of $397,583 and $386,597 for the three and six month periods, respectively, as a result of this store being sold in April 2000, and 2) reduced revenues from Paisano Publications of $284,148 and $217,921 for the three and six month periods, respectively, as a result of the reduction in frequency in American Rodder magazine, the cessation of the Metal Hammer magazine, and the closure of the Bros Club division.

     The Paisano Companies' gross margin increased $58,075, or 5%, from $1,194,117 for the three months ended June 30, 1999, to $1,252,192 three months ended June 30, 2000. For the six month periods, gross margin increased $312,830, or 12%, from $2,548,064 in 1999 to $2,860,894 in 2000. As a percentage of sales, gross margin for the Paisano Companies increased from 15% to 17% for the three month periods, and from 16% to 18% for the six month periods. The increase in gross margin for both the three and six month periods can be attributed to the variable costs saved as a result of the decreases in sales for these periods, and to the reduction in payroll costs related to the events division which was restructured in March 2000.

     The Paisano Companies' loss from operations decreased $588,810, or 48%, from $1,219,945 for the three months ended June 30, 1999, to $631,135 for the three months ended June 30, 2000. The Paisano Companies' loss from operations decreased $1,418,997, or 71%, from $1,994,910 for the six months ended June 30, 1999, to $575,913 for the six months ended June 30, 2000. The decrease for the three month periods can be attributed to a decrease in operating expenses of $530,735 coupled with an increase in gross margin of $58,075. The decrease for the six month periods can be attributed to a decrease in operating expenses of
$1,106,168 coupled with an increase in gross margin of $312,830.   The decrease
in operating expenses for both the three and six month periods can be attributed to the reduction in legal and professional expenses, which were unusually high in 1999 as a result of pending litigation which was settled in the first quarter of 2000.

     Expenses of the Paisano Companies not allocated to any segment amount to $866,470 and $919,608 for the three and six months ended June 30, 2000, and $1,260,399 and $2,061,976 for the three and six months ended June 30, 1999. The allocated expenses include payroll, promotion, and other general and administrative expenses specifically attributable to the business segments. The unallocated expenses represent legal and professional fees and accelerated amortization of goodwill not specifically attributable to a business segment.

     Payroll and related benefits for the Paisano Companies decreased $144,102, or 32%, from $444,138 for the quarter ended June 30, 1999 to $300,036 for the same quarter in 2000, and decreased $225,083, or 26%, from $852,643 for the six months ended June 30, 1999 to $627,560 for the same six months in 2000. These decreases are the result of efforts to reduce costs by decreasing staff size. Depreciation and amortization for the quarters ended June 30, 2000 and 1999 totaled $1,417,072 and $537,103, respectively, and for the six month periods ended June 30, 2000 and 1999 totaled $1,975,198 and $1,079,161, respectively, of which $466,624 and $936,364 for the three and six months ended June

30, 2000, respectively, and $469,740 and $938,996 for the three and six months ended in the prior year, respectively, relates to the amortization of the $56,368,752 in goodwill created out of the Paisano Companies' acquisition by the Company. In addition, the amortization for the three and six months ended June 30, 2000 includes $866,470 of accelerated amortization of the goodwill attributed to Easyriders of Columbus, as such store was sold effective April 30, 2000.

     Interest expense for the Paisano Companies increased $158,303, or 28%, from $572,930 for the quarter ended June 30, 1999 to $731,233 for the quarter ended June 30, 2000. For the six month periods ended June 30, 1999 and 2000, interest expense increased $264,019, or 23%, from $1,145,749 to $1,409,768, respectively. These increases are primarily attributable to increases in the prime rate, and additional borrowings under the Revolving Loan.

     The net loss for the Paisano Companies increased $286,310, or 16%, from $1,837,994 for the three months ended June 30, 1999 to $2,124,304 for the three months ended June 30, 2000. The net loss for the six month periods decreased $384,600, or 12%, from $3,190,980 to $2,806,380. The increase in the net loss for the three month periods can be attributed to the net loss incurred on the sale of Easyriders of Columbus, offset by the reduction in expenses incurred by the Events division as a result of the licensing of the rights to conduct the
events to a third party in March, 2000.   The decrease in the net loss for the
six month periods can be attributed to the reduction in legal and professional fees combined with the reduction in expenses incurred by Events, and offset by the net loss resulting from the sale of Columbus and the increase in interest expense. EBITDA for the three month periods improved by $731,944 from a negative EBITDA of $701,729 for the three months ended June 30, 1999 to an EBITDA of $30,215 for the three months ended June 30, 2000. EBITDA for the six month periods improved by $1,523,345 from a negative EBITDA of $914,170 for the six months ended June 30, 1999 to an EBITDA of $609,175 for the six months ended June 30, 2000.

     The principal raw material used in publishing operations of the Paisano Companies is paper. Paper costs represented approximately 18% and 16% of Paisano Publications' production, selling and other direct costs for the three months ended June 30, 2000 and 1999, respectively, and approximately 17% and 16% for the six months then ended. Certain commodity grades of paper have shown considerable price volatility over the last decade. There can be no assurance that future fluctuations in paper prices will not have a material adverse effect on the Paisano Companies' results of operations or financial condition.

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


Discontinued Operations: El Paso

     The operating results of the Company do not include the results of El Paso Bar-B-Que Company as this subsidiary has been segregated and treated as discontinued operations.

     E1 Paso's sales from its five El Paso Bar-B-Que Restaurants increased $555,800, or 19%, from $2,967,797 for the three months ended June 30, 1999 to $3,523,597 for the three months ended June 30,

2000. For the six month periods ended June 30, 1999 and 2000, sales increased $1,038,834, or 18%, from $5,831,131 to $6,869,965. The increase in sales for both the three and six month periods can be attributed to the relocation of the Tulsa store to a bigger facility, increased revenues generated by the catering division as a result of increased efforts to promote this portion of the business, an increase in the menu prices, and revenues generated by the new Mesa, Arizona store which opened its doors in May. Cost of sales, which includes food and direct payroll costs related to the operations of the restaurants, increased $426,028, or 24%, from $1,799,658 for the three months ended June 30, 1999 to $2,225,686 for the same three months in 2000. For the six month periods, cost of sales increased $704,360, or 20%, from $3,570,401 to $4,274,761. Cost of sales as a percentage of sales increased from 61% to 63% for the three month periods, and from 61% to 62% for the six month periods. These increases are the result of rising food costs in excess of increased menu prices. Gross margin as a percentage of sales decreased slightly from 39% to 37% for the three month periods ended June 30, 1999 and 2000, and from 39% to 38% for the six month periods then ended. Operating expenses as a percentage of sales increased from 32% to 33% for the three month periods, and from 31% to 33% for the six month periods, and income from operations as a percentage of sales decreased from 8% to 4% for the three month periods, and from 7% to 5% for the six month periods. Interest expense associated with debt used to finance the restaurants and capital leases was $65,820 and $122,952 for the three and six months ended June 30, 1999 and $135,784 and $241,651 for the three and six months ended June 30, 2000. Net income decreased $179,435, or 107%, from $166,971 for the three months ended June 30, 1999 to a loss of $12,464 for the three months ended June 30, 2000. For the six month periods, net income decreased $256,273, or 68%, from $377,339 to $121,066. EBITDA increased from $365,486 for the three months ended June 30, 1999 to $380,100 for the same three months in 2000, and increased from $818,068 for the six months ended June 20, 1999 to $855,990 for the same period in 2000.


Liquidity and Capital Resources

     The Company's primary cash requirements are to fund the Company's working capital needs, primarily accounts receivable, inventory and prepaid expenses and to service its debt. On June 30, 2000, the Company had negative working capital of $1,752,966 due primarily to deferred subscription and advertising income of $3,974,286.

     Cash used in operating activities during the six month period ended June 30, 2000 totaled approximately $0.6 million. The operating loss of $4.9 million was offset by several non-cash charges including $2.0 million for depreciation and amortization, $0.2 million for stock issuance expenses, $0.2 million of amortization of debt issuance costs, $0.2 million of non-cash interest expense, and $0.6 million for losses on the sale of assets. Cash of $1.1 million was provided by changes in operating accounts.

     Upon its acquisition by the Company, Paisano Publications obtained an aggregate of $22,000,000 in Nomura Indebtedness. This financing was comprised of $17,000,000 of senior term loans (the "Term Loans") and $5,000,000 of revolving loans (the "Revolving Loans"). The proceeds from the Term Loans plus $3,500,000 of the Revolving Loans were used to repay certain promissory notes issued to the shareholder of the Paisano Companies in conjunction with the Paisano Acquisition and to pay certain acquisition expenses. To the extent that Paisano Publications is in compliance with the terms of the Nomura Indebtedness, any unused portion of the Revolving Loans may be used by Paisano Publications for working capital purposes. Available borrowings under the Revolving Loans are subject to the approval of the Lender. On April 12, 2000, the Lender waived the defaults that existed under the Nomura Indebtedness as of December 31, 1999. As a result, the Company is in compliance with the terms of the Nomura Indebtedness, and available borrowings are no longer subject to the approval of the Lender. At June 30, 2000, there was $75,000 of available borrowings under the Revolving Loans.

     The Nomura Indebtedness is guaranteed (the "Guarantees") by the Company and the Paisano Companies, other than Paisano Publications (the "Guarantors"). The Nomura Indebtedness will mature on September 23, 2001, and bears interest at an annual rate equal to the prime rate of the Lender from time to time plus 1.85%, payable monthly. The Nomura Indebtedness and the Guarantees are secured by a first priority security interest in substantially all of the tangible and intangible assets (owned or hereafter acquired) of the Company and the Paisano Companies, including all of the capital stock or equity interests of the Paisano Companies and Newriders. The Nomura Indebtedness and the Guarantees constitute the sole senior secured indebtedness of Paisano Publications and Guarantors and rank senior to all other indebtedness of Paisano Publications and the Guarantors. With respect to the September 23, 2001 maturity, the Company has begun to explore alternative financing sources and believes it will be able to either negotiate with Nomura an extension of the maturity date, or to refinance the Nomura Indebtedness with other lenders and/or investors.

     At the end of each one-month period in which the Term Loans are outstanding, Paisano Publications is required to prepay the Term Loans in an aggregate principal amount equal to 35% of Excess Cash Flow, as defined in the Credit Agreement, for such period, to the extent such Excess Cash Flow is achieved. Because this prepayment is dependent upon Excess Cash Flow, which is dependent on uncertain future events, no amounts have been classified as current liabilities at June 30, 2000.

     Subject to certain limitations on dividends, provided that no event of default has occurred, Paisano Publications may advance funds to the Company monthly, limited to the lessor of $100,000 or 35% of the Excess Cash Flow for the preceding monthly period. In addition, the Company is able to secure advances from El Paso without restriction. As of June 30, 2000, Paisano Publications has been able to provide $204,712 of funding to the Company based on Paisano's attainment of Excess Cash Flow. The inability of Paisano Publications to provide funds to the Company can adversely impact the ability of the Company to repay certain expenses of the Company.

     Because the Nomura Indebtedness includes restrictions on the ability of the Paisano Companies to transfer funds to the Company in the form of cash dividends, loans or advances, the net assets of the Paisano Companies are considered to be restricted. The restricted net assets of the Paisano Companies on June 30, 2000 total $27,091,886.

     The Nomura Indebtedness contains numerous operating and financial covenants, including but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures. As of June 30, 2000, the Company was in compliance with all of these covenants.

     In connection with the Paisano Acquisition, the Company issued Contributor Notes in the aggregate amount of $13,000,000 to Joseph Teresi, the sole shareholder of the Paisano Companies prior to the Paisano Acquisition. The Contributor Notes consisted of a subordinated promissory note in the amount of $5,000,000, a limited recourse subordinated promissory note in the amount of $5,000,000 secured by the Martin Mirror Note (as defined in the applicable instruments) and a short-term subordinated promissory note in the amount of $3,000,000. The first two notes (the "Subordinated Notes") bear interest at an annual rate that escalates from 6% to 10% and may be extended for an additional five years. The remaining $3,000,000 (the "Short Term Note") was initially issued as a 90 day note that bears interest at an annual rate of 10%. By mutual agreement, the maturity on the Short Term Note was subsequently extended to March 31, 2000. As of April 1, 2000, the Company was in default in repayment of the $3,000,000 Short Term Note, and for interest of $242,500 on the Subordinated Notes. On April 3, 2000, Joseph Teresi waived the default which existed on that date with respect to the non-payment of interest on the $3,000,000 Short Term Note. In addition, Mr. Teresi agreed that between March 31, 2000 and March 31, 2002 he would not make any claim of default in connection with the non-payment of principal under the $3,000,000 Short Term Note, and that between March 31, 2000 and March 31, 2001, he would not make any claim of default for interest which was due as of March 31, 2000 or which would accrue between March 31, 2000 and March 31, 2001. Concurrently, on April 3, 2000 the then remaining principal and interest balance on the subordinated promissory note was exchanged for 3,356,710 shares of Easyriders, Inc. Common Stock issued to Mr. Teresi.

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

       As of April 13, 2000 the Company did not possess the resources to pay off the Siena Loan. However, John Martin and Joseph Teresi were granted a right of first refusal in connection with any assignment of the Siena Loan. Based on this right, the Company pursued negotiations with Mr. Teresi and Mr. Martin concerning their assumption of the Siena Loan upon terms more favorable to the Company. These negotiations were successful and on April 13, 2000, Mr. Martin and Mr. Teresi each paid to Siena the sum of $137,500 and assumed the position of Siena with respect to the Siena Loan. Concurrently, the first 100,000 warrants vested, and Mr. Martin and Mr. Teresi agreed to make the following modifications to the Siena Loan terms, which have received the formal consent of
Nomura:

 .    The interest rate will be reduced from 20% per annum to 13% per annum.

 .    Provided the Siena Loan is paid off by December 31, 2000, twenty percent
     (20%) of all warrants vested by and through such date will be surrendered.

       The Company continues in its attempts to secure a cash infusion through the pursuit of its sale of the El Paso Bar-B-Que Company, and through the consummation of certain other business transactions. The Company is also evaluating the issuance of additional debt or equity securities. While the Company believes that such efforts, together with ongoing operations, will enable the Company to meet its anticipated cash needs for the next 12 months, there can be no assurance that this will be the case, as projections of future cash needs and cash flows are subject to substantial uncertainty. In the event that the Company is unsuccessful in its efforts to raise capital beyond that which is projected to be realized from current operations, the Company will not be able to meet its liquidity obligations.


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


Interest Rates

        The Company is subject to certain interest rate risk related to the Term Loans. The Term Loans mature on September 23, 2001 and bear interest at an annual rate equal to the prime rate of the Lendor plus 1.85% payable monthly. The interest rate on the balance of $21,220,588 outstanding on June 30, 2000 was
11.35 %. An increase in interest rates of 1% would result in an increase in interest expense of approximately $212,000 per annum.

PART II -- OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings.

         The Hatcher Litigation

         On April 28, 2000 an action was filed in the U.S District court for the Central District of California (Los Angeles) by Leon Hatcher, Richard Stafford and entities controlled by them, naming as defendants the Company, Newriders, Paisano Publications, El Paso, Easyriders Franchising, Easyriders Licensing, Easyriders of Ohio, and the following current or former officers and/or directors of the Company: John Martin, William Prather, Joseph Teresi, J. Robert Fabregas, William Nordstrom, Robert Davis, Ellen Meagher, Joseph Jacobs, Daniel Gallery, Wayne Knyal, and Grady Pfeiffer (the "Hatcher Action"). The complaint also named as a defendant James E. Salven, Trustee in Bankruptcy in connection with the Pierce Action, previously disclosed by the Company.

         The Hatcher Action alleged wrongful conduct on the part of the named defendants in connection with Mr. Hatcher's past and current relationship with Easyriders and Newriders, including: (a) his role and ownership position in Newriders prior to the Reorganization, (b) his role and participation in the Reorganization, (c) his acquisition of shares of Easyriders as a consequence of the Reorganization, (d) transactions involving the shares held by Mr. Hatcher in Newriders and Easyriders, (e) the Company's Events business and his role in the same, (f) the Company's event merchandise business and Mr. Hatcher's role in the same, (g) the use and possession by Mr. Hatcher of property and vehicles used in connection with the Events and event merchandise business of the Company, (h) the acquisition by Mr. Hatcher and Mr. Stafford of franchises to operate retail stores under the "Easyriders" name pursuant to various written agreements, and
(i) the termination of such franchise agreements by the Company in April, 2000.

         The complaint asserted wrongful conduct by defendants in connection with the foregoing under a wide range of legal theories, including violations of the Securities Act of 1933, the Securities Exchange Act of 1934, the California Corporations Code, Federal Trade Commission Disclosure Rules, the California Franchise Investment Law Laws and the Federal RICO statute (18 U.S.C. sections 1961-1968); breach of fiduciary responsibilities; fraud, negligent misrepresentation, breach of contract, infliction of emotional distress, interference with contracts and business relations, unfair competition and defamation. Certain of the causes of action were presented as derivative claims, brought on behalf of Easyriders and/or Newriders against one or more individual defendants. The action sought general and compensatory damages in amounts to be proven at the time of trial, contract damages of $450,000, punitive damages, injunctive and declaratory relief, and the appointment of a receiver.

         On July 31, 2000, the US District Court in Los Angeles issued an order dismissing the Hatcher Action in its entirety, based on a motion brought by defendants challenging the complaint as being in violation of applicable rules requiring that complaints in Federal court set forth a "short and plain" statement of the basis for relief, and that allegations of fraud be specific as to all details. The order granted plaintiffs 30 days to file a new complaint, stating that any amended complaint "must be a short, plain statement which is concise, simple and direct in compliance with Rule 8 (a). Furthermore, allegations of fraud, misrepresentation and securities fraud must be alleged with particularity in compliance with Rule 9."

         The Company believes it has substantial defenses to any amended complaint plaintiffs may file in this action. Furthermore, the Company and its officers and directors are insured under a policy providing indemnification for damages arising from securities claims and the misconduct of its management, and has received confirmation from its carrier that the Hatcher Action is a claim covered by such policy. By reason of all the foregoing, the Company is of the view that the Hatcher Action is not likely to result in materially adverse consequences.

     The Pierce Litigation

     The Company has previously reported on the legal action involving Rick Pierce, a former shareholder of Newriders, including (a) the Chapter 7 bankruptcy proceeding pending in the United States Bankruptcy Court, Eastern District of California, Fresno Division Case No. 98-19101-A-11, which was commenced as an involuntary proceeding and then converted to a Chapter 11 case with the debtor, Rick Pierce, in possession, and (b) the Company's adversary proceeding against the Pierce Bankruptcy Estate and other parties who claim an interest in shares of the Company acquired through various transactions with Mr. Pierce. This action involves claims and counterclaims arising out of the Reorganization of 1998 in which Mr. Pierce sought damages of at least $20 million.

     Based upon the previously-reported (a) settlement conference in September, 1999 before Judge Montali, (b) the arrest and indictment of Mr. Pierce on 29 counts of conspiracy, mail fraud and money laundering (c) conversion of the bankruptcy proceeding from Chapter 11 to Chapter 7, (d) dissolution of the creditor's committee, (e) appointment of a trustee to administer the bankruptcy estate, and (f) recent discussions with the trustee, the Company now believes it likely that the action will be settled with no material adverse consequences to the Company. A settlement agreement is presently in preparation, and the Company anticipates a resolution of this matter during the next 60 days.

     The Kaye, Scholer Litigation

     On April 19, 2000, the Company filed an action in Los Angeles County Superior Court against the law firm of Kaye, Scholer, Fierman, Hays & Handler, LLP ("Kaye, Scholer"), which represented Newriders, Inc. in the Reorganization of 1998 (the "Kaye, Scholer Action"). The Kaye, Scholer Action alleges that defendant, and the responsible attorneys individually, committed legal malpractice, rendered negligent advice and breached attorney-client fiduciary duties by failing to protect the Company's interests in connection with the indemnification agreement entered into by and between Newriders, as Buyer, and Paisano Publications, Inc., as Seller, in the Reorganization. The complaint alleges that as a consequence of such failures, the Company was exposed to costs in excess of $2.5 million in connection with the previously reported Steel Horses Arbitration, and seeks recovery of such sums, and other damages. In the action, Kaye, Scholer has filed a cross-complaint seeking recovery of unpaid legal fees in the amount of approximately $100,000.

     Other Litigation

     The Company is named as a defendant in other legal actions arising from its normal operations. The Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not be material.

Item 2.  Changes in Securities and Use of Proceeds.

  On May 31, 2000, the Company issued 473,937 shares of Easyriders, Inc. stock in connection with the conversion of debentures with a principal balance of $316,667 and accrued interest of $62,482. Pursuant to the terms of the debenture, the number of shares issued was calculated based on a price per share equal to 80% of the average closing bid price of the common stock for the five days preceding the issuance.

  On June 1, 2000, the Company issued 28,678 shares of Easyriders, Inc. stock to a related party in payment of accrued interest on convertible debentures. Pursuant to the terms of the debenture, the number of shares issued was calculated based on a price per share equal to 75% of the average closing bid price of the common stock for the five days preceding the issuance.

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


Item 3.  Defaults Upon Senior Securities

  None.


Item 4.  Submission of matters to a vote of security holders

  At the Company's Annual Meeting of its Stockholders held on June 22, 2000 (the "Annual Meeting") the stockholders of the Company approved the following proposals:


  Proposal 1.    Election of Directors

  The following persons were elected as directors of the Company at the Annual Meeting to hold office for a term of one year or until their successors have been duly elected and qualified:

         Name                  Votes For            Votes Against         Votes Abstaining       Broker Non-Votes
-------------------------------------------------------------------------------------------------------------------
John E. Martin                      25,122,614                      0                 36,377                      0
William E. Prather                  25,122,714                      0                 36,277                      0
Wayne L. "Buz" Knyal                25,122,614                      0                 36,377                      0
Daniel J. Gallery                   25,122,614                      0                 36,377                      0
Joseph Teresi                       25,122,714                      0                 36,277                      0
John P. Corrigan                    25,122,614                      0                 36,377                      0
Stewart G. Gordon                   25,122,614                      0                 36,377                      0
Joseph J. Jacobs                    25,122,614                      0                 36,377                      0


  Proposal 2.    Appointment of Independent Auditors

  The appointment by the Board of Directors of the Company of Deloitte and Touche, LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was ratified with 25,115,612 votes for the proposal, 33,264 votes against the proposal, 10,115 votes abstaining, and 0 broker non-votes.

  Proposal 3.    Issuance of Common Stock Pursuant to Private Placements

  The issuance of Common Stock pursuant to Private Placements was ratified by a majority of the disinterested shareholders voting on this issue with 6,794,964 votes for the proposal, 105,469 votes against the proposal, 13,975 votes abstaining, and 3,641,372 broker non-votes.

  Proposal 4.    Amendment to Company's 1998 Executive Incentive Compensation
Plan

  The amendment to the Company's 1998 Executive Incentive Compensation Plan was approved with 12,522,720 votes for the proposal, 143,322 votes against the proposal, 12,492,949 votes abstaining, and 0 broker non-votes.


Item 5.  Other Information

  None.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number                                       Description of Exhibit
---------------   --------------------------------------------------------------
27.1              Financial Data Schedule

     (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 2000.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EASYRIDERS, INC.
                                              ----------------
                                              (Registrant)



       Dated: August 14, 2000                 /s/ J. Robert Fabregas
                                              ------------------------------
                                              J. Robert Fabregas
                                              Chief Financial Officer and
                                              Executive Vice President