Form 10-Q
period 2000-09-30
EASYRIDERS INC
filed 2000-11-13
CIK 1065253

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

For the quarterly period ended September 30, 2000  Commission File No. 001-14509

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

Yes  X          No
    ---            ____


     There were 29,816,860 shares of outstanding Common Stock of the Registrant as of November 7, 2000.

================================================================================

================================================================================

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                              September 30,             December 31,
                                                                                   2000                     1999
                                                                            -------------------------------------------
                                                                               (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                            $         -              $   429,256
Accounts receivable, less allowance for doubtful accounts
  of $320,703 (2000) and $645,212 (1999)                                               3,279,791                3,230,067
Inventories                                                                            1,956,564                2,940,426
Prepaid publication costs                                                                645,150                  563,577
Prepaid expenses and other                                                               790,549                  670,386
Receivable from shareholder                                                            5,918,303                  395,010
Net assets of El Paso Bar-B-Que (Note 5)                                                 362,056                6,780,142
                                                                                  --------------             ------------
    Total current assets                                                              12,952,413               15,008,864

PROPERTY AND EQUIPMENT, net                                                              948,710                1,258,183

GOODWILL, net of accumulated amortization of
  $3,733,897 (2000) and $2,388,110 (1999)                                             51,717,416               53,980,642

OTHER ASSETS                                                                             192,107                  300,244
                                                                                  --------------             ------------
                                                                                     $65,810,646              $70,547,933
                                                                                  ==============             =============

         See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

                                                                              September 30,             December 31,
                                                                                   2000                     1999
                                                                            ---------------            -------------
                                                                               (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank overdraft                                                                     $    110,506              $          -
Accounts payable                                                                      6,968,361                 7,084,278
Accrued payroll and payroll related expenses                                          1,158,083                   813,099
Accrued interest payable                                                              1,466,852                 1,091,129
Other current liabilities                                                               488,784                 1,428,770
Income taxes payable                                                                      8,000                     8,800
Reserve for disposal of El Paso Bar-B-Que Company                                     1,000,000                         -
Current portion of deferred subscription and advertising income                       3,777,941                 3,464,959
Current portion of convertible debentures                                                     -                   316,667
Current portion of long-term debt                                                       960,045                 1,148,880
                                                                                  -------------             -------------
    Total current liabilities                                                        15,938,572                15,356,582
                                                                                  -------------             -------------
CONVERTIBLE DEBENTURES, related party                                                 1,000,000                 1,000,000

NOTE PAYABLE TO STOCKHOLDER                                                           8,000,000                11,575,000

LONG-TERM DEBT, net of current portion and debt discount,
  including related party indebtedness of $337,850 (2000) and
  $489,541 (1999)                                                                    21,644,028                21,225,524

OTHER LONG-TERM LIABILITIES, including deferred
  subscription revenues of $1,355,909 (2000) and $1,509,003 (1999)                    2,957,610                 1,769,087

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares
  authorized, none outstanding                                                                -                         -
Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 28,566,719 shares (2000) and 23,056,751 (1999)
  outstanding                                                                            28,566                    23,056
Additional paid in capital                                                           64,313,711                58,983,147
Receivable from the sale of stock                                                    (7,300,000)               (7,300,000)
Accumulated deficit                                                                 (40,771,841)              (32,084,463)
                                                                                  -------------             -------------
    Total stockholders' equity                                                       16,270,436                19,621,740
                                                                                  -------------             --------------

                                                                                   $ 65,810,646              $ 70,547,933
                                                                                  =============             =============

         See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Three Months Ended             For the Nine Months Ended
                                                         September 30,                          September 30,
                                                    2000               1999                2000                1999
                                                 ------------------------------         ------------------------------
                                                          (unaudited)                            (unaudited)
CONTINUING OPERATIONS:
SALES                                           $   6,347,464       $  9,269,295            $ 22,032,056        $25,487,141

COST OF SALES                                       5,350,107       $  8,493,611              18,173,806         22,855,604
                                               --------------      -------------            ------------       ------------
GROSS MARGIN                                          997,357            775,684               3,858,250          2,631,537

EXPENSES:
Selling, general and administrative                 1,374,432          2,377,173               4,443,166          6,587,296
Depreciation and amortization                         561,596            588,234               2,594,186          1,751,977
Stock issuance expenses                                 6,721            100,000                 202,305            700,000
                                               --------------      -------------            ------------       ------------

    Total expenses                                  1,942,749          3,065,407               7,239,657          9,039,273
                                               --------------      -------------            ------------       ------------
LOSS FROM OPERATIONS                                 (945,392)        (2,289,723)             (3,381,407)        (6,407,736)

OTHER INCOME (EXPENSE)                                116,364            208,835                (234,366)           184,443
INTEREST EXPENSE                                   (1,157,092)          (845,473)             (3,246,511)        (2,565,378)
                                               --------------      -------------            ------------       ------------
LOSS BEFORE PROVISION FOR
  INCOME TAXES                                     (1,986,120)        (2,926,361)             (6,862,284)        (8,788,671)

PROVISION FOR INCOME TAXES                              3,705              2,075                  13,557              6,225
                                               --------------      -------------            ------------       ------------

NET LOSS FROM CONTINUING
  OPERATIONS                                       (1,989,825)        (2,928,436)             (6,875,841)        (8,794,896)

DISCONTINUED OPERATIONS:
INCOME (LOSS) FROM OPERATIONS                        (932,603)          (378,769)               (811,537)            (1,430)

GAIN (LOSS) ON DISPOSAL                             1,100,000                  -              (1,000,000)                 -
                                               --------------      -------------            ------------       ------------

NET LOSS                                        $  (1,822,428)      $ (3,307,205)           $ (8,687,378)       $(8,796,326)
                                               ==============      =============            ============       ============
NET LOSS PER SHARE - BASIC AND
  DILUTED

  CONTINUING OPERATIONS                         $       (0.07)      $      (0.13)           $      (0.26)       $     (0.41)
  DISCONTINUED OPERATIONS                                0.01              (0.02)                  (0.07)             (0.00)
                                               --------------      -------------            ------------       ------------
  NET LOSS                                      $       (0.06)      $      (0.15)           $      (0.33)       $     (0.41)
                                               ==============      =============            ============       ============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - BASIC
  AND DILUTED                                      28,399,002         22,521,173              26,536,163         21,232,493
                                               ==============      =============            ============       ============

         See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Nine Months Ended
                                                                                               September 30,
                                                                                          2000                1999
                                                                                      ---------------------------------
CONTINUING OPERATIONS:                                                                          (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss                                                                              $ (6,875,841)       $ (8,794,896)
Adjustments to reconcile net loss to cash used in operating activities:
  Stock issuance expenses                                                                  202,305             700,000
  Common stock issued for services                                                          55,125              65,625
  Common stock issued for interest                                                          60,055                   -
  Common stock issued in settlement of litigation                                           43,750                   -
  Depreciation and amortization                                                          2,594,186           1,751,977
  Loss on sale of Easyriders of Columbus to related party                                  532,818                   -
  Loss on sale of fixed assets                                                              55,072             127,224
  Loss on sale of stock held for investment                                                      -              20,959
  Loss on write-off of intangible                                                                -              20,507
  Amortization of debt issuance costs                                                      236,079             236,082
  Non-cash interest expense                                                                323,903                   -
  Increase (decrease) in cash resulting from changes in operating accounts:
    Current assets                                                                         381,872            (419,766)
    Other assets                                                                               756            (106,043)
    Current liabilities                                                                    346,761           4,840,094
    Other long-term liabilities                                                          1,077,201             499,410
                                                                                      ------------        ------------
Net cash used in operating activities                                                     (965,958)         (1,058,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets                                                          10,000               3,000
Purchase of fixed assets                                                                   (97,727)           (486,542)
Purchase of intangible assets                                                                    -            (142,859)
                                                                                      ------------        ------------
      Net cash used in investing activities                                                (87,727)           (626,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible debentures and debt                                                465,748            (331,777)
Common stock issued for cash                                                               500,000           2,000,000
Payment of long-term debt and capital leases                                              (236,079)           (236,082)
                                                                                      ------------        ------------
      Net cash provided by financing activities                                            729,669           1,432,141
                                                                                      ------------        ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS                                                          $   (324,016)       $   (253,087)

CASH (USED FOR) PROVIDED BY DISCONTINUED OPERATIONS                                       (105,240)             43,647
                                                                                      ------------        ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (429,256)           (209,440)
CASH AND CASH EQUIVALENTS, beginning of year                                               429,256             250,911
                                                                                      ------------        ------------
CASH AND CASH EQUIVALENTS, end of year                                                $          -        $     41,471
                                                                                      ============        ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                              $  1,990,334        $  2,515,361
                                                                                      ============        ============
NON-CASH FINANCING ACTIVITIES:
Common stock issued in settlement of litigation                                       $    325,000        $          -
                                                                                      ============        ============
Common stock issued in settlement of debt                                             $  3,446,787        $  1,500,000
                                                                                      ============        ============
Common stock issued upon conversion of debt                                           $    316,667        $          -
                                                                                      ============        ============

          See accompanying notes to consolidated financial statements

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------


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

        The Paisano Companies consist of Paisano Publications; Easyriders of Columbus, Inc., an Ohio corporation; Easyriders Franchising, Inc., a California corporation; Teresi, Inc. (DBA Easyriders Events, Inc.), a California corporation; Bros Club, Inc., a California corporation and Associated Rodeo Riders on Wheels, a California corporation; Paisano Publications publishes 11 special-interest magazines directed to motorcycle, hot-rod, and tattoo enthusiasts. Other Paisano Companies market a line of apparel and other products designed to appeal to motorcycle, hot-rod, and tattoo enthusiasts. Through the end of 1999 Easyriders Franchising had established franchise stores that sold Easyriders apparel, customized new and used American-made motorcycles, and motorcycle accessories. Subsequently, all but 2 franchisees signed agreements converting their franchise arrangement to a licensing arrangement and the operations of Easyriders Franchising were assumed by Easyriders Licensing, Inc., a California corporation, and a wholly-owned subsidiary of Newriders. Currently, there are 41 licensed stores and 2 retail stores still operating as franchises.

        El Paso is a Texas limited liability company, which owns and operates five barbecue and smoked meat restaurants, four of which are located in Arizona and one of which is located in Oklahoma. The restaurants are operated under the name "El Paso Bar-B-Que." On October 5, 2000, the Company sold its interest in El Paso to a related party. (See Footnote 5-Discontinued Operations).

        Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------

        Basis of presentation - The accompanying unaudited interim consolidated financial statements of Easyriders, Inc. for the three and nine month periods ended September 30, 2000 and 1999, respectively, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and
        Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1999.

        Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

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

        On April 12, 2000, Nomura agreed to waive defaults under the Credit Agreement relating to maximum capital expenditures, maximum leverage ratios, minimum consolidated EBITDA, minimum consolidated net worth, minimum consolidated working capital and minimum interest coverage ratios, pursuant to a Second Amendment and Waiver Under Note and Warrant Purchase Agreement and Second Amendment to Warrant. In addition, Nomura agreed to amend the Credit Agreement in order to relax covenants for the 2000 calendar year relating to the maintenance of required levels of net worth and EBITDA, maximum leverage ratios and minimum interest coverage ratios. In consideration of the foregoing waivers and amendments, the Company agreed to reduce the exercise price on warrants to purchase 355,920 shares of Easyriders Common Stock issued to Nomura under the Credit Agreement, from $1.625 to "market price," as determined by a formula set forth in the Second Amendment to Warrant. The formula exercise price was adjusted down to $0.625 per share during the quarter ended June 30, 2000, and was adjusted down to $0.50 per share during the quarter ended September 30, 2000. The Company has recorded interest expense of $8,104 for the quarter in the accompanying financial statements as a result of the revaluation of these warrants.

        Assumption of the Siena Loan - In October 1999, Paisano Publications issued a $275,000 increasing rate secured promissory note to an investment partnership, Siena Capital Partners, L.P. This loan (the "Siena Loan") is subordinate to the Nomura Indebtedness. The loan bears interest at a rate of 20% per annum (increasing by 1% monthly beginning April 14, 2000), and is due and

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------

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

       As of April 13, 2000, the Company did not possess the resources to pay off the Siena Loan. However, John Martin and Joseph Teresi were granted a right of first refusal in connection with any assignment of the Siena Loan. Based on this right, the Company pursued negotiations with Mr. Teresi and Mr. Martin concerning their assumption of the Siena Loan upon terms more favorable to the Company. These negotiations were successful and on April 13, 2000, Mr. Martin and Mr. Teresi each paid to Siena the sum of $137,500 and assumed the position of Siena with respect to the Siena Loan. Concurrently, the first 100,000 warrants vested and the fair value of the warrants, aggregating $92,750, was recorded as interest expense. In addition, Mr. Martin and Mr. Teresi agreed to make the following modifications to the Siena Loan terms: (i) the interest rate was reduced from 20% per annum to 13% per annum, and (ii) provided the Siena Loan is paid off by December 31, 2000, twenty percent (20%) of all warrants vested by and through such date will be surrendered.

       As of July 13, 2000, the Company did not possess the resources to pay off the Siena Loan. As a result, as provided under the modified terms, an additional 150,000 warrants vested to each of Mr. Martin and Mr. Teresi and the fair value of the warrants, aggregating $165,750, has been recorded as interest expense. (See Footnote 8 - Subsequent Events).

3.     LONG-TERM LIABILITIES

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

4.     STOCKHOLDERS' EQUITY

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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------

       conjunction with this stock issuance at a discount, the Company recorded $166,667 of stock issuance expense.

       On April 14, 2000, the Company issued 3,356,170 shares of Easyriders, Inc. stock to a related party in exchange for forgiveness of debt. (See Footnote 2 - Long-Term Debt).

       Common Stock issued to settle litigation - In March 2000, the Company issued 400,000 shares of the common stock of the Company in settlement of a dispute with an ex-franchisee. Settlement expense of $325,000 was recognized, which represents the fair market value of such shares on the date of issuance.

       In September 2000, the Company issued 100,000 shares of the common stock of the Company in settlement of a dispute between Paisano Publications and an exclusive licensing agent. Settlement expense was recognized equal to the fair market value of such shares on the date of issuance.

       Common Stock issued for services - During March 2000, the Company issued 10,500 shares of Easyriders, Inc. stock to two consultants of Paisano Publications as compensation for services performed. The fair value of the stock, $13,125, was recorded as consulting expense.

       During the quarter ended September 2000, the Company issued 52,923 shares of Easyriders, Inc. stock to a consultant of Paisano Publications as compensation for services performed. The fair value of the stock, $28,000, was recorded as consulting expense.

       Also during the quarter ended September 2000, the Company issued 5,275 shares of Easyriders, Inc. stock to a related party in payment of legal services rendered for Paisano Publications in the amount of $3,000.

       In addition, during the quarter ended September 2000, the Company issued 11,000 shares of the Company's common stock to a consultant as compensation for services performed. The fair value of the stock, $11,000, was recorded as consulting expense.

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

       On September 1, 2000, the Company issued 53,772 shares of Easyriders, Inc. stock to a related party in payment of accrued interest on convertible debentures in the amount of $20,164. The number of shares issued was calculated as 75% of the average closing price of the common stock for the five days preceding the issuance. In conjunction with this stock issuance at a discount, the

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------

     Company recorded $6,721 of stock issuance expense.

     Common Stock issued upon conversion of debentures - On May 31, 2000, the Company issued an additional 473,937 shares of its common stock in connection with the conversion of the remaining balance of $316,667 in principal amount of the Debentures, together with accrued interest of $62,482. The Company recorded $15,621 of stock issuance expense relating to this transaction.

     Stock Option Grants - During the nine months ended September 30, 2000, the Board of Directors of the Company authorized the granting of 655,000 options to employees, consultants and directors of the company, all of which were granted under the Company's 1998 Executive Incentive Compensation Plan. SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require Company to record compensation cost for employee stock option grants. The Company has chosen to continue to account for employee option grants using Accounting Principles Board Opinion No.
     25. No compensation expense has been recognized for employee stock option grants.

5.   DISCONTINUED OPERATIONS : EL PASO

     Sale of El Paso Bar-B-Que - On June 21, 2000, the Company announced its intention to sell its food service segment, the El Paso Bar-B-Que Company, in order to generate working capital necessary to improve the Company's financial condition. This transaction was completed on October 5, 2000 (See Footnote 8 - Subsequent Events). Based on the Company's plan to dispose of El Paso Bar-B-Que Company, the subsidiary is reflected as discontinued operations in the accompanying financial statements.

     The net assets of the discontinued operations at September 30, 2000 can be segregated into current and noncurrent components as follows:

               Current         $(2,775,243)
               Noncurrent        8,693,546
                               -----------
               Total           $ 5,918,303
                               ===========

     The following table summarizes the results of discontinued operations for the three and nine month periods ended September 30, 2000 and 1999:

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------


                                                       Three months ended                  Nine months ended
                                                         September 30,                        September 30,
                                                     2000              1999              2000               1999
                                                  -------------------------------------------------------------------
     Sales                                        $ 3,836,473       $ 2,374,637        $10,706,438       $ 8,205,768

     Cost of sales                                  2,534,216         1,621,445          6,808,977         5,191,846
                                                  -----------       -----------        -----------       -----------

     Gross margin                                   1,302,257           753,192          3,897,461         3,013,922

     Expenses                                       2,087,850         1,070,543          4,320,338         2,901,407
                                                  -----------       -----------        -----------       -----------

     Income (loss) from operations                $  (785,593)      $  (317,351)       $  (422,877)      $   112,515
                                                  ===========       ===========        ===========       ===========

     Net income (loss)                            $  (932,603)      $  (378,769)       $  (811,537)      $    (1,430)
                                                  ===========       ===========        ===========       ===========

     Gain (loss) on disposal                      $ 1,100,000       $         -        $(1,000,000)      $         -
                                                  ===========       ===========        ===========       ===========

     Net income (loss) after loss on
     disposal                                     $   167,397       $  (378,769)       $(1,811,537)      $    (1,430)
                                                  ===========       ===========        ===========       ===========

     The loss on disposal aggregating $1,000,000 has been estimated by management using an estimate of net proceeds from the sale of this segment. As of the quarter ended June 30, 2000, the Company recorded a $2,100,000 reserve based on an estimate at that time of the loss that the Company would incur on the sale of El Paso. Based on the El Paso sale transaction that was approved by the end of September 2000, the Company revised its estimate down by $1,100,000 to an estimated loss of $1,000,000.

6.   SALE OF ASSETS

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

7.   BUSINESS SEGMENTS

     Information by Operating Segment - Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------

     chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Easyriders, Inc. chief operating decision-making group is comprised of the chief executive officer and the officers who report to him directly.

     Easyriders Inc. has five reportable segments: publishing, goods and services, food service, franchising/licensing (all but 2 franchisees have converted to licensees), and other events and operations. The publishing segment includes magazine and catalog publishing and other operations. The trade goods and services segment distributes motorcycle apparel and other related goods to both intermediate and end-users and offers motorcycle repair and services through a Company owned store. The food service segment includes the discontinued operations of El Paso. The franchising/licensing segment includes the franchising/licensing of Easyriders motorcycle stores for distribution of equipment and apparel. The other events and operations segment includes the coordination and sponsorship of motorcycle related events and operations.

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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                              Publishing      Goods and      Food      Franchising        Other          Totals
                                                              Services      Service     /Licensing      Operations
---------------------------------------------------------------------------------------------------------------------------------
Sales external customers -Quarter ended
September 30, 2000                             5,664,871       659,390            0              0         23,203       6,347,464
---------------------------------------------------------------------------------------------------------------------------------
Sales external customers -Quarter ended
September 30, 1999                             6,146,982     1,269,292            0         25,000      1,828,021       9,269,295
---------------------------------------------------------------------------------------------------------------------------------
Sales external customers -
Year-to date September 30, 2000               17,115,389     3,275,103            0              0      1,641,564      22,032,056
---------------------------------------------------------------------------------------------------------------------------------
Sales external customers -
Year-to date September 30, 1999               17,723,427     4,496,050            0        103,137      3,164,527      25,487,141
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations-
Quarter ended September 30, 2000                 285,309      (351,290)           0        (80,263)       (69,006)       (215,250)
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations-
Quarter ended September 30, 1999                 565,049      (203,925)           0       (538,448)      (150,925)       (328,249)
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations-
Year-to-date September 30, 2000                1,018,641      (838,621)           0       (390,075)       338,500         128,445
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations-
Year-to-date September 30, 1999                1,933,365      (396,641)           0     (1,706,813)      (219,129)       (389,218)
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued
operations-Quarter ended September 30, 2000            0             0      167,397              0              0         167,397
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued
operations-Quarter ended September 30, 1999            0             0     (378,769)             0              0        (378,769)
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued
operations-Year-to-date September 30, 2000             0             0   (1,811,537)             0              0      (1,811,537)
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued
operations-Year-to-date September 30, 1999             0             0       (1,430)             0              0          (1,430)
---------------------------------------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2000           7,705,007        25,163            0          2,667         80,034       7,812,871
---------------------------------------------------------------------------------------------------------------------------------
Capital Expenditures at September 30, 2000        97,727             0            0              0              0          97,727
---------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization -
Quarter ended September 30, 2000                  82,848             0            0          2,015         16,341         101,204
---------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization -
Quarter ended September 30, 1999                  85,334        12,087            0          2,119         18,954         118,494
---------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization -
Year-to-date September 30, 2000                  255,212        16,116            0          6,235         53,397         330,960
---------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization -
Year-to-date September 30, 1999                  225,499        36,260            0          6,356         75,126         343,241
---------------------------------------------------------------------------------------------------------------------------------

        A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     Quarter Ended          Year-to-date
                                                                                     -------------          -------------
September 30, 2000:
Income (loss) from continuing operations in segment disclosure                        $  (215,250)          $    128,445
Unallocated, selling, general and administrative                                         (730,142)            (3,509,852)
                                                                                      ------------          -------------
Loss from continuing operations                                                       $  (945,392)          $ (3,381,407)
                                                                                      ------------          -------------
September 30, 1999:
Loss from continuing operations in segment disclosure                                 $  (328,249)           $  (389,218)
Unallocated, selling, general and administrative                                       (1,961,474)            (6,018,518)
                                                                                      ------------          -------------
Loss from continuing operations                                                       $(2,289,723)           $(6,407,736)
                                                                                      ------------          -------------
As at September 30, 2000:
Segment assets                                                                                               $  7,812,871
Receivable from shareholder                                                                                       362,056
Net assets of El Paso Bar-B-Que - discontinued operations                                                       5,918,303
Goodwill                                                                                                       51,717,416
                                                                                                             ------------
Total assets                                                                                                 $ 65,810,646
                                                                                                             ------------

                                                                                       Quarter Ended          Year-to-date
                                                                                       -------------          ------------
September 30, 2000:
Depreciation and amortization included in segment disclosure                            $  101,204            $   330,960
Amortization of goodwill                                                                   460,392              2,263,226
                                                                                        ----------            -----------
Depreciation and amortization                                                           $  561,596            $ 2,594,186
                                                                                        ----------            -----------
September 30, 1999:
Depreciation and amortization included in segment disclosure                            $  118,494            $   343,241
Amortization of goodwill                                                                   469,740              1,408,736
                                                                                        ----------            -----------
Depreciation and amortization                                                           $  588,234            $ 1,751,977
                                                                                        ----------            -----------


    Revenues concerning principal geographic areas are as follows based on customer location:

                          USA          Canada        Germany          UK        Australia        Other          Total
                    -----------------------------------------------------------------------------------------------------
   Q/E 9/30/00          $ 5,412,654     244,660        90,020       115,209       105,317        379,604     $ 6,347,464
   Q/E 9/30/99          $ 8,353,316     274,217       123,241       127,236       112,110        279,175     $ 9,269,295
   YTD 9/30/00          $19,063,049     774,512       342,897       317,618       363,438      1,170,542     $22,032,056
   YTD 9/30/99          $22,406,022     794,813       422,898       419,216       336,640      1,107,552     $25,487,141

The Company's foreign operations consist primarily of international newsstand sales and mail-order product sales. The Company does not have any identifiable assets attributable to these foreign activities and does not separately identify any expenses related specifically to foreign activities. Therefore, income before taxes and net income associated with foreign activities is not presented.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)
--------------------------------------------------------------------------------

8. SUBSEQUENT EVENTS

   Siena loan - As of October 13, 2000, the Company did not possess the resources to pay off the Siena Loan. As such, warrants to purchase an additional 50,000 shares of the common stock of the Company were issued to each of Mr. Martin and Mr. Teresi. The fair value of the warrants, aggregating $30,250, will be recorded as interest expense.

   Sale of El Paso Bar-B-Que - On August 12, 2000, the Company's Board of Directors approved the execution of a letter of intent with Culinary Holdings, Inc. to sell all of the assets of the El Paso Bar-B-Que Company, subject to the consumation of a definitive agreement. On October 5, 2000, the Company closed the transaction, selling all interests in El Paso Bar-B-Que Company to a newly formed subsidiary of Culinary Holdings, Inc. for a combination of cash in the amount of $4,000,000 and the assumption of liabilities in the amount of approximately $6,700,000. In accordance with the terms of the sale transaction, the Company forgave a net intercompany receivable of $782,753. In addition, Culinary Holdings assumed $1,000,000 of convertible debentures held by a director of the Company, who thereupon released the Company from all obligation in connection therewith.

   Culinary Holdings is a restaurant development and management company of which the Company's chairman, John Martin, is a controlling shareholder and also serves as Chairman of the Board. The sale to Culinary Holdings was approved by disinterested directors only after an extensive marketing effort demonstrated that Culinary was offering the highest price and best terms for the proposed transaction, and only after the Company had obtained from Imperial Capital, LLC of Beverly Hills, California, a formal opinion as to the fairness, from a financial point of view, of the proposed transaction.

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

         The acquisition of the Paisano Companies had, and will continue to have, a material impact on the Company's financial statements; accordingly, current and future financial statements may not be directly comparable to the Company's historical financial statements. In future periods, the amortization of goodwill will significantly effect the Company's financial statements.

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

Results of Operations

The following table sets forth certain operating data for Easyriders for the three months ended September 30, 2000 and 1999:

                                        Easyriders     Paisano Companies    El Paso     Consolidated   Consolidated

                                                           For the Three Months Ended September 30,
                                        ----------------------------------------------------------------------------
                                              2000              2000            2000           2000           1999
CONTINUING OPERATIONS:                                                       (unaudited)
SALES
Publishing                              $        -     $      5,664,871   $       -    $   5,664,871   $   6,146,982
Goods and services                                              659,390                      659,390       1,269,292
Food service                                                                      -                -               -
Franchising/Licensing                                                 -                            -          25,000
Other operations                                                 23,203                       23,203       1,828,021
                                        ----------------------------------------------------------------------------
                                                 -            6,347,464           -        6,347,464       9,269,295
COST OF SALES
Publishing                                                    4,344,703                    4,344,703       5,528,160
Goods and services                                              911,385                      911,385       1,449,489
Food service                                                                      -                -               -
Franchising/Licensing                                                 -                            -               -
Other operations                                                 94,019                       94,019       1,515,962
                                        ----------------------------------------------------------------------------
                                                 -            5,350,107           -        5,350,107       8,493,611
GROSS MARGIN
Publishing                                       -            1,320,168           -        1,320,168         618,822
Goods and services                               -             (251,995)          -         (251,995)       (180,197)
Food service                                     -                    -           -                -               -
Franchising/Licensing                                                 -                            -          25,000
Other operations                                 -              (70,816)          -          (70,816)        312,059
                                        ----------------------------------------------------------------------------
                                                 -              997,357           -          997,357         775,684
EXPENSES
Publishing                                                    1,034,859                    1,034,859          53,773
Goods and services                                               99,295                       99,295          23,728
Food service                                                                      -                -               -
Franchising/Licensing                                            80,263                       80,263         563,448
Other operations                                                 (1,810)                      (1,810)        462,984
Unallocated expenses                       724,693                5,449                      730,142       1,961,474
                                        ----------------------------------------------------------------------------
                                           724,693            1,218,056           -        1,942,749       3,065,407

INCOME (LOSS) FROM OPERATIONS
Publishing                                       -              285,309           -          285,309         565,049
Goods and services                               -             (351,290)          -         (351,290)       (203,925)
Food service                                     -                    -           -                -               -
Franchising/Licensing                                           (80,263)                     (80,263)       (538,448)
Other operations                                 -              (69,006)          -          (69,006)       (150,925)
Unallocated                               (724,693)              (5,449)          -         (730,142)     (1,961,474)
                                        ----------------------------------------------------------------------------
                                        $ (724,693)    $       (220,699)   $      -     $   (945,392)  $  (2,289,723)
                                        ============================================================================

NET LOSS FROM CONTINUING
  OPERATIONS                            $ (989,682)    $     (1,000,143)   $      -     $ (1,989,825)  $  (2,928,436)

NET INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                        -                    -     167,397          167,397        (378,769)
                                        ----------------------------------------------------------------------------
NET INCOME (LOSS)                       $ (989,682)    $     (1,000,143)   $167,397     $ (1,822,428)  $  (3,307,205)
                                        ============================================================================

The following table sets forth certain operating data for Easyriders for the nine months ended September 30, 2000 and 1999:

                                       Easyriders      Paisano Companies    El Paso     Consolidated   Consolidated

                                                           For the Nine Months Ended September 30,
                                       -----------------------------------------------------------------------------
                                           2000               2000            2000           2000          1999
CONTINUING OPERATIONS:                                                       (unaudited)
SALES
Publishing                             $         -     $      17,115,389  $         -   $ 17,115,389   $  17,723,427
Goods and services                                             3,275,103                   3,275,103       4,496,050
Food service                                                                        -              -               -
Franchising/Licensing                                                  -                           -         103,137
Other operations                                               1,641,564                   1,641,564       3,164,527
                                       -----------------------------------------------------------------------------
                                                 -            22,032,056            -     22,032,056      25,487,141
COST OF SALES
Publishing                                                    13,333,235                  13,333,235      15,221,305
Goods and services                                             3,543,199                   3,543,199       4,686,912
Food service                                                                        -              -               -
Franchising/Licensing                                                  -                           -               -
Other operations                                               1,297,372                   1,297,372       2,947,387
                                       -----------------------------------------------------------------------------
                                                 -            18,173,806            -     18,173,806      22,855,604
GROSS MARGIN
Publishing                                       -             3,782,154            -      3,782,154       2,502,122
Goods and services                               -              (268,096)           -       (268,096)       (190,862)
Food service                                     -                     -            -              -               -
Franchising/Licensing                                                  -                           -         103,137
Other operations                                 -               344,192            -        344,192         217,140
                                       -----------------------------------------------------------------------------
                                                 -             3,858,250            -      3,858,250       2,631,537
EXPENSES
Publishing                                                     2,763,513                   2,763,513         568,757
Goods and services                                               570,525                     570,525         205,779
Food service                                                                        -              -               -
Franchising/Licensing                                            390,075                     390,075       1,809,950
Other operations                                                   5,692                       5,692         436,269
Unallocated expenses                     2,584,795               925,057                   3,509,852       6,018,518
                                       -----------------------------------------------------------------------------
                                         2,584,795             4,654,862            -      7,239,657       9,039,273
INCOME (LOSS) FROM OPERATIONS
Publishing                                       -             1,018,641            -      1,018,641       1,933,365
Goods and services                               -              (838,621)           -       (838,621)       (396,641)
Food service                                     -                     -            -              -               -
Franchising/Licensing                                           (390,075)                   (390,075)     (1,706,813)
Other operations                                 -               338,500            -        338,500        (219,129)
Unallocated                             (2,584,795)             (925,057)           -     (3,509,852)     (6,018,518)
                                       -----------------------------------------------------------------------------
                                       $(2,584,795)    $        (796,612) $         -   $ (3,381,407)  $  (6,407,736)
                                       =============================================================================

NET LOSS FROM CONTINUING
  OPERATIONS                           $(3,069,321)    $      (3,806,520) $         -   $ (6,875,841)  $  (8,794,896)

NET INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                                                  (1,811,537)    (1,811,537)         (1,430)
                                       -----------------------------------------------------------------------------
NET LOSS                               $(3,069,321)    $      (3,806,520) $(1,811,537)  $ (8,687,378)  $  (8,796,326)
                                       =============================================================================

The following tables set forth the EBITDA calculations for Easyriders for the three and nine month periods ended September 30, 2000 and 1999:

                                                               Paisano
                                             Easyriders       Companies       El Paso      Consolidated     Consolidated
                                                                For the Three Months Ended September 30,
                                           --------------------------------------------------------------------------------
                                                  2000           2000              2000            2000            1999
Continuing Operations:
Net loss                                   $    (989,682)   $ (1,000,143)    $                 $ (1,989,825)    $  (2,928,436)
Interest expense                                 371,387         785,705                -         1,157,092           845,473
Income tax expense                                 3,229             476                -             3,705             2,075
Depreciation /amortization expense                16,341         545,255                -           561,596           588,234
                                           ----------------------------------------------------------------------------------
EBITDA - Continuing Operations             $    (598,725)   $    331,293     $          -      $   (267,432)    $  (1,492,654)
                                           ==================================================================================
Discontinued Operations:
Net income (loss)                          $           -    $          -     $    167,397      $          -     $    (378,769)
Interest expense                                       -               -          147,008                 -           61,418
Income tax expense                                     -               -                                  -                -
Depreciation /amortization expense                     -               -          304,685                 -           208,426
                                           ----------------------------------------------------------------------------------
EBITDA - Discontinued Operations           $           -    $          -     $    619,090      $          -     $    (108,925)
                                           ==================================================================================

EBITDA                                     $ (598,725)      $    331,293     $    619,090      $    351,658     $  (1,601,579)
Add back stock issuance expense                 6,721                  -                -             6,721           100,000
                                           -------------    ------------     ------------      ------------     -------------
Adjusted EBITDA                            $ (592,004)      $    331,293     $    619,090      $    358,379     $  (1,501,579)
                                           =============    ============     ============      ============     =============

                                                                For the Nine Months Ended September 30,
                                           ------------------------------------------------------------------------------------
                                                  2000           2000              2000            2000            1999
                                           ------------------------------------------------------------------------------------
Continuing Operations:
Net loss                                   $ (3,069,321)    $ (3,806,520)    $          -      $ (6,875,841)    $  (8,794,896)
Interest expense                               1,050,959       2,195,552                -         3,246,511         2,565,378
Income tax expense                                 7,281           6,276                -            13,557             6,225
Depreciation /amortization expense                49,023       2,545,163                -         2,594,186         1,751,977
                                           ----------------------------------------------------------------------------------
EBITDA - Continuing Operations             $ (1,962,058)    $    940,471     $          -      $ (1,021,587)    $  (4,471,316)
                                           ==================================================================================
Discontinued Operations:
Net income (loss)                          $           -     $         -     $ (1,811,537)     $          -     $      (1,430)
Interest expense                                       -               -          388,659                 -           113,945
Income tax expense                                     -               -                                  -
Depreciation /amortization expense                     -               -          797,959                 -           596,628
                                           ----------------------------------------------------------------------------------
EBITDA - Discontinued Operations           $           -     $         -     $   (624,919)     $          -     $     709,143
                                           ==================================================================================
EBITDA                                     $ (1,962,058)     $   940,471     $   (624,919)     $ (1,646,506)    $  (3,762,173)
Add back stock issuance expense                 202,305                -                -           202,305           700,000
                                           ----------------------------------------------------------------------------------
Adjusted EBITDA                            $ (1,759,753)     $   940,471     $   (624,919)     $ (1,444,201)    $  (3,062,173)
                                           ==================================================================================

Results of Operations of Easyriders Inc. and subsidiaries

     During the three months ended September 30, 2000, the Company experienced a net loss in the amount of $1,822,428, reflecting a loss decrease of $1,484,777, or 45%, when compared with the net loss of $3,307,205 for the three months ended September 30, 1999. The net loss for the nine months ended September 30, 2000 was $8,687,378, reflecting a loss decrease of $108,947 or 1%, when compared with the net loss of $8,796,326 for the same period in the prior year. The net loss decrease for the three month period can be substantially attributed to a $1,100,000 adjustment to reduce the estimated loss on disposal of the discontinued operations, an improvement in gross margin of $221,673 and a $1,029,379 reduction in operating expenses, offset by a $312,441 increase in interest and other expenses and a $553,834 increase in loss from discontinued operations. The net loss decrease for the nine month period can be attributed to a $1,226,713 improvement in gross margin and a $1,301,921 reduction in operating expenses, offset by a $609,580 increase in interest and other expenses, a $1,000,000 estimated loss on disposal of the discontinued operations and a $810,107 increase in loss from discontinued operations. Net loss from continuing operations improved $938,611, or 32%, for the three month periods, and $1,919,054, or 22%, for the nine month periods.

     The Company's net loss per share improved $0.09 per share, or 60%, to $0.06 per share for the three months ended September 30, 2000, as compared to the net loss of $0.15 per share for the three months ended September 30, 1999. For the nine month periods, the Company's net loss per share improved $0.08 per share, or 20%, to $0.33 per share from $0.41 per share. Net loss per share from continuing operations improved $0.06 per share, or 46%, for the three month periods, and $0.15 per share, or 37%, for the nine month periods.

     The Company experienced positive EBITDA in the amount of $351,658 and negative EBITDA in the amount of $1,646,506 for the three and nine months ended September 30, 2000, respectively, compared with negative EBITDA of $1,601,579 and $3,762,173 for the three and nine months ended September 30, 1999, reflecting an improvement in EBITDA of $1,953,237, or 122%, for the three month periods, and an improvement in EBITDA of $2,115,667, or 56%, for the nine month periods. Adjusted EBITDA reflects the add-back of non-cash charges related to stock issuance expenses of $6,721 and $202,305 for the three and nine months ended September 30, 2000, respectively, and $100,000 and $700,000 for the three and nine months ended September 30, 1999, respectively. For the three and nine months ended September 30, 2000, the Company had adjusted EBITDA of $358,379 and adjusted negative EBITDA of $1,444,201, respectively, compared with adjusted negative EBITDA of $1,501,579 and $3,062,173 for the three and nine months ended September 30, 1999, reflecting improvements in adjusted EBITDA of $1,859,958, or 124%, for the three month periods, and $1,617,972, or 53%, for the nine month periods. Negative EBITDA from continuing operations was $267,432 and $1,021,587 for the three and nine months ended September 30, 2000, respectively, compared with negative EBITDA from continuing operations of $1,492,654 and $4,471,316 for the three and nine months ended September 30, 1999, reflecting an improvement in EBITDA of $1,225,222, or 82%, for the three month periods, and an improvement in EBITDA of $3,449,729, or 77%, for the nine month periods.

Results of Operations: Paisano Companies

     The operating results of the Company for both the three and nine months ended September 30, 2000 and September 30, 1999 include the results for the Paisano Companies.

     The Paisano Companies' publishing segment includes sales generated from subscription sales, newsstand sales and advertising sales related to the Companies' eleven special interest magazines. The related cost of sales includes direct costs related to the sales consisting primarily of printing, paper, publication and distribution costs. The goods and services segment includes sales generated from the sale of apparel and other products through its mail order catalogs, one retail store, and franchise/license programs. The related cost of sales includes the costs of the apparel and other products. The franchising/licensing segment includes sales generated through royalties and franchise fees charged to the operating franchisees/licensees. There is no related cost of sales. The Paisano Companies' other segments primarily includes events which generate substantially all of their revenues from the sale of tickets to motorcycle rodeos, motorcycle shows, and tattoo shows. Cost of sales for the other segments represent direct costs of promoting the events. As discussed in Footnote 3 - Long-Term Liabilities, in March, 2000, the Company licensed its rights to produce and manage these events.

     The Paisano Companies' total sales decreased $2,921,831, or 32%, from $9,269,295 for the three months ended September 30, 1999 to $6,347,464 for the same three months in 2000. Total sales for the nine month periods decreased $3,455,085, or 14%, from $25,487,141 for the nine months ended September 30, 1999 to $22,032,056 for the same nine months in 2000. These decreases can be substantially attributed to a combination of 1) reduced revenues from Easyriders of Columbus of $403,407 and $790,004 for the three and nine month periods, respectively, as a result of this store being sold in April 2000, 2) reduced revenues from Easyriders Events of $1,623,967 and $1,474,617 for the three and nine month periods, respectively, as a result of a restructuring in March 2000 under which a third party licensed the rights to produce and manage events and to sell event-specific merchandise, and 3) reduced revenues from Paisano Publications of $1,056,656 and $1,935,101 for the three and nine month periods, respectively, as a result of the reduction in frequency in American Rodder magazine, the cessation of the Metal Hammer magazine, and the outsourcing of the Bros Club division.

     The Paisano Companies' gross margin increased $221,673, or 29%, from $775,684 for the three months ended September 30, 1999, to $997,357 for the three months ended September 30, 2000. For the nine month periods, gross margin increased $1,226,713, or 47%, from $2,631,537 in 1999 to $3,858,250 in 2000. As a percentage of sales, gross margin for the Paisano Companies increased from 8% to 16% for the three month periods, and from 10% to 18% for the nine month periods. The increase in gross margin for both the three and nine month periods can be attributed to the variable costs saved as a result of the decreases in sales for these periods, and to the reduction in payroll costs related to the events division which was outsourced through a licensing agreement in March 2000.

     The Paisano Companies' loss from operations decreased $1,184,638, or 84%, from $1,405,337 for the three months ended September 30, 1999, to $220,699 for the three months ended September 30, 2000. The Paisano Companies' loss from operations decreased $2,558,069, or 76%, from $3,354,681 for the nine months ended September 30, 1999, to $796,612 for the nine months ended September 30, 2000. The decrease for the three month periods can be attributed to a decrease in operating expenses of $1,464,266 offset by a decrease in gross margin of $279,628. The decrease for the nine month periods can be attributed to a decrease in operating expenses of $2,396,834 coupled with an increase in gross margin of $161,235. The decrease in operating expenses for both the three and nine month periods can be attributed to the reduction in legal and professional expenses, which were unusually high in 1999 as a result of pending litigation which was settled in the first quarter of 2000.

     Expenses of the Paisano Companies not allocated to any segment amount to $5,449 and $925,057 for the three and nine months ended September 30, 2000, and $1,077,088 and $2,965,463 for the three and nine months ended September 30, 1999. The allocated expenses include payroll, promotion, and other general and administrative expenses specifically attributable to the business segments. The unallocated expenses represent legal and professional fees and accelerated amortization of goodwill related to the Company's Columbus retail operations which are not specifically attributable to a business segment.

     Payroll and related benefits for the Paisano Companies decreased $126,586, or 31%, from $404,742 for the quarter ended September 30, 1999 to $278,156 for the same quarter in 2000, and decreased $423,102, or 32%, from $1,328,818 for the nine months ended September 30, 1999 to $905,716 for the same nine months in 2000. These decreases are the result of efforts to reduce costs by decreasing staff size. Depreciation and amortization for the quarters ended September 30, 2000 and 1999 totaled $545,255 and $555,074, respectively, and for the nine month periods ended September 30, 2000 and 1999 totaled $2,545,163 and $1,634,235, respectively, of which $460,392 and $2,263,226 for the three and nine months ended September 30, 2000, respectively, and $469,740 and $1,408,736 for the three and nine months ended in the prior year, respectively, relates to the amortization of the $56,368,752 in goodwill created out of the Paisano Companies' acquisition by the Company. In addition, the amortization for the nine months ended September 30, 2000 includes $866,470 of accelerated amortization of the goodwill attributed to Easyriders of Columbus, as such store was sold effective April 30, 2000.

     Interest expense for the Paisano Companies increased $197,441, or 34%, from $588,264 for the quarter ended September 30, 1999 to $785,705 for the quarter ended September 30, 2000. For the nine month periods ended September 30, 1999 and 2000, interest expense increased $461,539, or 27%, from $1,734,013 to $2,195,552, respectively. These increases are primarily attributable to increases in the prime rate, and additional borrowings under the Revolving Loan.

     The net loss for the Paisano Companies decreased $1,052,433, or 51%, from $2,052,576 for the three months ended September 30, 1999 to $1,000,143 for the three months ended September 30, 2000. The net loss for the nine month periods decreased $1,437,035, or 27%, from $5,243,555 to $3,806,520. The decrease in the net losses for the both the three and nine month periods can be attributed to the reduction in legal and professional fees, combined with the reduction in expenses incurred by the Events division as a result of the licensing of the rights to conduct the events to a third party in March 2000, and offset by the net loss resulting from the sale of Columbus and the increase in interest expense. EBITDA for the three month periods improved by $1,223,712, from a negative EBITDA of $892,419 for the three months ended September 30, 1999 to an EBITDA of $331,293 for the three months ended September 30, 2000. EBITDA for the nine month periods improved by $2,747,059 from a negative EBITDA of $1,806,588 for the nine months ended September 30, 1999 to an EBITDA of $940,471 for the nine months ended September 30, 2000.

     The principal raw material used in publishing operations of the Paisano Companies is paper. Paper costs represented approximately 18% and 15% of Paisano Publications' production, selling and other direct costs for the three months ended September 30, 2000 and 1999, respectively, and approximately 18% and 16% for the nine months then ended. Certain commodity grades of paper have shown considerable price volatility over the last decade. There can be no assurance that future fluctuations in paper prices will not have a material adverse effect on the Paisano Companies' results of operations or financial condition.

     The profitability of the Paisano Companies' publishing segment is also affected by the cost of postage and could be materially adversely affected if there is an increase in postal rates. No assurance can be given that the publishing segment can recoup paper or postal cost increases by passing them through to its advertisers and readers. In addition, future fluctuations in paper prices and/or postal rates could have an effect on the results of operations and financial condition of the publishing segments.

Discontinued Operations: El Paso

     The operating results of the Company do not include the results of El Paso Bar-B-Que Company as this subsidiary has been segregated and treated as discontinued operations.

         E1 Paso's sales from its five El Paso Bar-B-Que Restaurants increased $1,461,836, or 62%, from $2,374,637 for the three months ended September 30, 1999 to $3,836,473 for the three months ended September 30, 2000. For the nine month periods ended September 30, 1999 and 2000, sales increased $2,500,670, or 31%, from $8,205,768 to $10,706,438. The increase in sales for both the three and nine month periods can be attributed to the relocation of the Tulsa store to a bigger facility, increased revenues generated by the catering division as a result of increased efforts to promote this portion of the business, an increase in the menu prices, and revenues generated by the new Mesa, Arizona store which opened its doors in May 2000. Cost of sales, which includes food and direct payroll costs related to the operations of the restaurants, increased $912,771, or 56%, from $1,621,445 for the three months ended September 30, 1999 to $2,534,216 for the same three months in 2000. For the nine month periods, cost of sales increased $1,617,131, or 31%, from $5,191,846 to $6,808,977. Cost of sales as a percentage of sales decreased from 68% to 66% for the three month periods, and increased from 63% to 64% for the nine month periods. The decrease for the three months period can be attributed to increased menu prices, while the increase for the nine month periods is the result of rising food costs in excess of increased menu prices. Gross margin as a percentage of sales increased slightly from 32% to 34% for the three month periods ended September 30, 1999 and 2000, and decreased slightly from 37% to 36% for the nine month periods then ended. Operating expenses as a percentage of sales increased from 45% to 54% for the three month periods, and from 35% to 40% for the nine month periods. Loss from operations increased $468,242, or 148%, for the three month periods, and $535,392, or 476%, for the nine month periods. Interest expense associated with debt used to finance the restaurants and capital leases was $63,112 and $186,065 for the three and nine months ended September 30, 1999 and $147,009 and $388,660 for the three and nine months ended September 30, 2000. The net loss before the loss on disposal increased $553,834, or 146%, from $378,769 for the three months ended September 30, 1999 to $932,603 for the three months ended September 30, 2000. For the nine month periods, the net loss before the loss on disposal increased a substantial $810,107, from $1,430 to $811,537. EBITDA improved from a negative $108,925 for the three months ended September 30, 1999 to $619,090 for the same three months in 2000, while EBITDA for the nine month periods worsened from $709,143 for the nine months ended September 20, 1999 to a negative $624,919 for the same period in 2000.

Liquidity and Capital Resources

         The Company's primary cash requirements are to fund the Company's operating costs (primarily payroll and related expenses) and working capital needs (primarily accounts receivable, inventory, prepaid expenses and debt service). On September 30, 2000, the Company had negative working capital of $3.0 million due primarily to deferred subscription and advertising income of $3.8 million.

         Cash used in operating activities from continuing operations during the nine month period ended September 30, 2000 totaled approximately $1.0 million. The operating loss of $6.9 million was offset by several non-cash charges including $2.6 million for depreciation and amortization, $0.2 million for stock issuance expenses, $0.2 million for expenses settled with common stock, $0.2 million of amortization of debt issuance costs, $0.3 million of non-cash interest expense, and $0.6 million for losses on the sale of assets. Cash of $1.8 million was provided by changes in operating accounts.

         Upon its acquisition by the Company, Paisano Publications obtained an aggregate of $22,000,000 in Nomura Indebtedness. This financing was comprised of $17,000,000 of senior term loans (the "Term Loans") and $5,000,000 of revolving loans (the "Revolving Loans"). The proceeds from the Term Loans plus $3,500,000 of the Revolving Loans were used to repay certain promissory notes issued to the shareholder of the Paisano Companies in conjunction with the Paisano Acquisition and to pay certain acquisition expenses. To the extent that Paisano Publications is in compliance with the terms of the Nomura Indebtedness, any unused portion of the Revolving Loans may be used by Paisano Publications for working capital purposes. Available borrowings under the Revolving Loans are subject to the approval of the Lender. On April 12, 2000, the Lender waived the defaults that existed under the Nomura Indebtedness as of December 31, 1999. As a result, the Company was in compliance with the terms of the Nomura Indebtedness as of December 31, 1999, and available borrowings were no longer subject to the approval of the Lender. At September 30, 2000, there were no available borrowings under the Revolving Loans.

         The Nomura Indebtedness is guaranteed (the "Guarantees") by the Company and the Paisano Companies, other than Paisano Publications (the "Guarantors"). The Nomura Indebtedness will mature on September 23, 2001, and bears interest at an annual rate equal to the prime rate of the Lender from time to time plus 1.85%, payable monthly. The Nomura Indebtedness and the Guarantees are secured by a first priority security interest in substantially all of the tangible and intangible assets (owned or hereafter acquired) of the Company and the Paisano Companies, including all of the capital stock or equity interests of the Paisano Companies and Newriders. The Nomura Indebtedness and the Guarantees constitute the sole senior secured indebtedness of Paisano Publications and Guarantors and rank senior to all other indebtedness of Paisano Publications and the Guarantors. With respect to the September 23, 2001 maturity, the Company has begun to explore alternative financing sources and believes it will be able to negotiate with Nomura a short-term extension of the maturity date sufficient to allow the Company to refinance the Nomura Indebtedness with other lenders, investors and/or joint venture partners. However, there can be no assurance that the Company will be successful in its efforts to secure such financing .

         At the end of each one-month period in which the Term Loans are outstanding, Paisano Publications is required to prepay the Term Loans in an aggregate principal amount equal to 35% of Excess Cash Flow, as defined in the Credit Agreement, for such period, to the extent such Excess Cash Flow is achieved. Because this prepayment is dependent upon Excess Cash Flow, which is dependent on uncertain future events, no amounts have been classified as current liabilities at September 30, 2000.

         Subject to certain limitations on dividends, and provided that no event of default has occurred, Paisano Publications may advance funds to the Company monthly, limited to the lessor of $100,000 or 35% of the Excess Cash Flow for the preceding monthly period. As of September 30, 2000, Paisano Publications has been able to provide $294,994 of funding to the Company based on Paisano's attainment of Excess Cash Flow. The inability of Paisano Publications to provide funds to the Company can adversely impact the ability of the Company to repay certain expenses of the Company.

         Because the Nomura Indebtedness includes restrictions on the ability of the Paisano Companies to transfer funds to the Company in the form of cash dividends, loans or advances, the net assets of the Paisano Companies are considered to be restricted. The restricted net assets of the Paisano Companies on September 30, 2000 total $26,091,743.

         The Nomura Indebtedness contains numerous operating and financial covenants, including but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures. As of September 30, 2000, the Company was in compliance with all of the financial covenants. Between September 22 and November 3, 2000, Nomura notified the Company that certain activities undertaken by the Company were deemed by Nomura not to be in compliance with certain of the operating covenants. As a consequence, representatitves of the Company and Nomura are now in active negotiations concerning resolution of these issues. In connection therewith, it is anticipated that the Company will seek to modify certain operating and financial covenants, and obtain waivers as to prior actions. No assurance can be given that a satisfactory resolution will be obtained. Any non-compliance could restrict the Company's business activities, and could expose the Company to materially adverse consequences if any such defaults are not resolved, by reason of the remedies available to Nomura under the loan documents pertaining to the Nomura Indebtedness, including but not limited to, the foreclosure on the Company's assets, which are provided as collateral.

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

         As of July 13, 2000 the Company did not possess the resources to pay off the Siena Loan. As a result, as provided under the modified terms, an additional 150,000 warrants vested to each of Mr. Martin and Mr. Teresi. In addition, as of October 13, 2000 the Company did not possess the resources to pay off the Siena Loan and, as a result, an additional 50,000 000 warrants vested to each of Mr. Martin and Mr. Teresi.

         On October 5, 2000, the Company sold all interests in El Paso Bar-B-Que Company to a newly formed subsidiary of Culinary Holdings, Inc. for a combination of cash in the amount of $4,000,000 and the assumption of liabilities in the amount of approximately $6,700,000. In accordance with the terms of the sale transaction, the Company forgave a net intercompany receivable of $782,753. In addition, Culinary Holdings assumed $1,000,000 of convertible debentures held by a director of the Company, who thereupon released the Company from all obligation in connection therewith.

         While the Company secured a $4 million cash infusion through the sale of El Paso Bar-B-Que Company, it continues in its attempts to secure additional cash infusions through the consummation of certain other business transactions. The Company is also evaluating the issuance of additional debt or equity securities. While the Company believes that such efforts, together with ongoing operations, will enable the Company to meet its anticipated cash needs for the next 12 months (excluding the refinancing of the Nomura Indebtedness), there can be no assurance that this will be the case, as projections of future cash needs and cash flows are subject to substantial uncertainty. In the event that the Company is unsuccessful in its efforts to raise capital beyond that which is projected to be realized from current operations, the Company will not be able to meet its liquidity obligations.

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

         In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue

Recognition in Financial Statements. SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect its implementation will have an effect on its revenue recognition policy.

         In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25 Accounting for Certain Transactions Involving Stock Compensation, which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). If the exercise price of a fixed stock option award is reduced, the award must be accounted for as variable stock option plan from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised. The exercise price of an option award has been reduced if the fair value of the consideration required to be paid by the grantee upon exercise is less than or potentially less than the fair value of the consideration that was required to be paid pursuant to the award's original terms. The requirements about modifications to fixed stock option awards that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998, and will be applied prospectively as of July 1, 2000. The adoption of this interpretation did not impact the Company's financial statements.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company is exposed to a variety of risks, including paper price volatility, postage and changes in interest rates affecting the cost of its debt.

Paper Price Volatility

         A primary component of the Company's cost of revenues in the magazine publishing segment is the cost of paper. Consequently, increases in paper prices can adversely impact the Company results of operations.

Interest Rates

         The Company is subject to certain interest rate risk related to the Term Loans. The Term Loans mature on September 23, 2001 and bear interest at an annual rate equal to the prime rate of the Lendor plus 1.85% payable monthly. The interest rate on the balance of $21,222,770 outstanding on September 30, 2000 was 11.35 %. An increase in interest rates of 1% would result in an increase in interest expense of approximately $212,000 per annum.

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

         On July 31, 2000, the US District Court in Los Angeles issued an order dismissing the Hatcher Action in its entirety, based on a motion brought by defendants challenging the complaint as being in violation of applicable rules requiring that complaints in Federal court set forth a "short and plain" statement of the basis for relief, and that allegations of fraud be specific as to all details. The order granted plaintiffs 30 days to file a new complaint, stating that any amended complaint "must be a short, plain statement which is concise, simple and direct in compliance with Rule 8 (a). Furthermore, allegations of fraud, misrepresentation and securities fraud must be alleged with particularity in compliance with Rule 9." Subsequently, Plaintiff has filed two amended complaints which the Company has challenged for similar reasons. The court has granted Plaintiffs until November 15, 2000 to file an amended complaint which meets the applicable pleading requirements. If such amended complaint is materially deficient in this regard, it is possible that the Hatcher Action could be dismissed entirely, with finality, but there can be no assurance that this will be the case.

         Regardless, the Company believes it has substantial defenses to any amended complaint plaintiffs may file in this action. Furthermore, the Company and its officers and directors are insured under an insurance policy providing indemnification for damages arising from securities claims and the misconduct of its management, and has received confirmation from its insurance carrier that the Hatcher Action is a claim covered by such policy. Accordingly, the Company is of the view that the Hatcher Action is not likely to have a material adverse affect on its financial operations.

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

         Based upon the previously-reported (a) settlement conference in September, 1999 before Judge Montali, (b) the arrest and indictment of Mr. Pierce on 29 counts of conspiracy, mail fraud and money laundering (c) conversion of the bankruptcy proceeding from Chapter 11 to Chapter 7, (d) dissolution of the creditor's committee, (e) appointment of a trustee to administer the bankruptcy estate, and (f) recent discussions with the trustee, the Company now believes it likely that the action will be settled with no material adverse consequences to the Company. Toward this end, a settlement agreement has been drafted and circulated, and the parties are now in the process of resolving the remaining minor details. The Company believes this settlement will be consummated in the near future.

         The Kaye, Scholer Litigation

         On April 19, 2000, the Company filed an action in Los Angeles County Superior Court against the law firm of Kaye, Scholer, Fierman, Hays & Handler, LLP ("Kaye, Scholer"), which represented Newriders, Inc. in the Reorganization of 1998 (the "Kaye, Scholer Action"). The Kaye, Scholer Action alleges that defendant, and the responsible attorneys individually, committed legal malpractice, rendered negligent advice and breached attorney-client fiduciary duties by failing to protect the Company's interests in connection with the indemnification agreement entered into by and between Newriders, as Buyer, and Paisano Publications, Inc., as Seller, in the Reorganization. The complaint alleges that as a consequence of such failures, the Company was exposed to costs in excess of $2.5 million in connection with the previously reported Steel Horses Arbitration, and seeks recovery of such sums, and other damages. In the action, Kaye, Scholer has filed a cross-complaint seeking recovery of unpaid legal fees in the amount of approximately $100,000. This action is in the discovery phase.

         The Richard Dillon Litigation

         On May 9, 2000 a complaint was filed by Richard Dillon ("Dillon") against Easyriders in the Superior Court of Maricopa County, Arizona (the "Dillon Action"). Dillon is a former employee of El Paso. The Action alleges that Dillon is entitled to damages for breach of contract and as a Wage Claim under Arizona law, arising out of an alleged promise on the part of Easyriders to deliver shares of stock of Easyriders to Dillon. The Dillon Action seeks contract damages of approximately $162,000, treble damages under Arizona law of not less than $500,000 and the recovery of attorneys fees. The contract in question arises out of the former employment of Dillon with M&B. Easyriders is the sole named defendant in the Dillon Action, and disputes the claims of Dillon therein. In this regard, the Company has filed a motion for Summary Judgment which is scheduled to be heard in January, 2001.

         The Greg King Litigation

         On August 2, 1999 Greg King ("King") filed an action against the Company and its subsidiary, Newriders, in Los Angeles County Superior Court (the "King Action"), seeking damages of (a) not less than $500,000 for the alleged breach of an oral agreement to deliver certain shares of Newriders, Inc. in 1998, and (b) approximately $100,000 for breach of an alleged oral agreement to reimburse King for certain advances made by King on behalf of Newriders in 1998. The King Action also seeks these damages on the basis of alleged fraud on the part of certain officers of Newriders. On December 23, 1999, an amended complaint was filed to name as additional defendants Leon Hatcher, Michael Purcell and Bill Doyle, each a former officer and/or director of Newriders. The allegations of King arise out of his employment with Newriders in Fresno, California, and his associations with Leon Hatcher and Rick Pierce, identified above. The Company is of the view that the King Action is without merit, and that it has substantial defenses thereto. This matter is scheduled for trial on February 15, 2001, with a mandatory mediation session to take place in early December 2000.

         Other Litigation

         The Company is named as a defendant in other legal actions arising from its normal operations. The Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not be material.

Item 2.  Changes in Securities and Use of Proceeds.

         On August 1, 2000, the Company issued 5,275 shares of Easyriders, Inc. stock to a related party in payment of legal services rendered for Paisano Publications. The shares were valued at their market price, market price being determined as the closing price of the Common Stock on the American Stock Exchange on the date of issuance.

         Also on August 1, 2000, the Company issued 11,000 shares of the Company's common stock to a consultant as compensation for services performed. The shares were valued at their market price, market price being determined as the closing price of the Common Stock on the American Stock Exchange on the date of issuance.

         In addition, on August 1, 2000, the Company issued 36,923 shares of Easyriders, Inc. stock to a consultant of Paisano Publications as compensation for services performed. The shares were valued at their market price, market price being determined as the closing price of the Common Stock on the American Stock Exchange on the date of issuance.

         On September 1, 2000, the Company issued 53,772 shares of Easyriders, Inc. stock to a related party in payment of accrued interest on convertible debentures. The number of shares issued was calculated as 75% of the average closing price of the common stock for the five days preceding the issuance.

         On September 27, 2000, the Company issued 100,000 shares of the common stock of the Company in settlement of a dispute between Paisano Publications and a licensee. The shares were valued at their market price, market price being determined as the closing price of the Common Stock on the American Stock Exchange on the date of issuance.

         On September 28, 2000, the Company issued 16,000 shares of Easyriders, Inc. stock to a consultant of Paisano Publications as compensation for services performed. The shares were valued at their market price, market price being determined as the closing price of the Common Stock on the American Stock Exchange on the date of issuance.

         The transactions described above were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of matters to a vote of security holders

         None.

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

--------------------------------------------------------------------------------
Exhibit Number       Description of Exhibit
--------------       ----------------------
--------------------------------------------------------------------------------
27.1                 Financial Data Schedule
--------------------------------------------------------------------------------

         (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the quarterly period ended September 30, 2000.

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

                                                 EASYRIDERS, INC.
                                                 ----------------
                                                 (Registrant)




     Dated: November 13, 2000                    /s/ J. Robert Fabregas
                                                 -------------------------------
                                                 J. Robert Fabregas
                                                 Interim Chief Executive Officer
                                                 Chief Financial Officer and
                                                 Executive Vice President