Form 10-K
period 2000-12-31
EASYRIDERS INC
filed 2001-04-16
CIK 1065253

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

                               ----------------

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 001-14509

                               EASYRIDERS, INC.
                               ----------------
            (Exact name of registrant as specified in its charter)

             Delaware                                      33-0811505
  --------------------------------          ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
    incorporation or organization)

28210 Dorothy Drive, Agoura Hills, California                  91301
---------------------------------------------               ----------
   (Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code:        (818) 889-8740
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 par value per share

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on April 2, 2001 was $2,437,447. There were 25,808,112 shares of Common Stock issued and outstanding as of April 2, 2001.

PART I

     Item 1.  Business
              --------

                         INFORMATION ABOUT EASYRIDERS

General

     Easyriders, Inc. ("Easyriders" or the "Company") is a corporation established under the laws of the state of Delaware on May 13, 1998. Easyriders currently derives substantially all of its revenues from the operations of its wholly-owned subsidiary, Paisano Publications, Inc. ("Paisano Publications"), a California corporation, having sold all of its interests in M & B Restaurants, L.C. dba El Paso Bar-B-Que Company ("El Paso"), a Texas limited liability company, in October, 2000.

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

     At the time of the Reorganization, Easyriders and Paisano Publications entered into a Note and Warrant Purchase Agreement (the "Credit Agreement") with Nomura Holding America Inc. ("Nomura" or "Lender"), pursuant to which Nomura agreed, subject to the satisfaction of certain terms and conditions, to lend Paisano Publications up to $22,000,000 (the "Nomura Indebtedness"). The Company borrowed $20,500,000 under the Credit Agreement at the time of

______________________
/1/ Easyriders owned El Paso through Newriders, Inc., a Nevada corporation. Newriders, Inc. is a wholly-owned subsidiary of Easyriders.

the Reorganization and used the proceeds as a portion of the consideration paid by Easyriders to Joseph Teresi to acquire the Paisano Companies. As of March 23, 2001, there is no amount available for borrowing under the Credit Agreement.

     As part of the Reorganization, the Company issued to Joseph Teresi, as seller of the Paisano Companies, three promissory notes in the aggregate principal sum of $13,000,000 (the "Subordinated Seller Notes".) As of March 6, 2001, the principal owed on the Subordinated Seller Notes was $8,000,000.

Recent Developments

     The El Paso Transaction:
     -----------------------

     In view of chronic liquidity concerns and strategic planning issues, the Board of Directors decided in June of 2000 to sell the Company's interests in El Paso. Subsequently, on October 5, 2000, after a lengthy marketing effort, the Company sold all of its interests in El Paso to a newly formed subsidiary of Culinary Holdings, Inc., the restaurant company controlled by the Company's Chairman, John Martin (the "El Paso Transaction"). In the El Paso Transaction, Easyriders was paid the sum of $4 million in cash, was relieved of a $1 million debenture payable to a director, and was relieved of debt and payables totaling approximately $6.7 million.

     The Company used the cash proceeds from the El Paso Transaction to reduce certain accounts payable, and to satisfy other obligations. Thereafter, the Company's management developed a new business plan focusing on its three remaining principal lines of business:

     .    Magazine publishing in the motorcycle, automotive and tattoo lifestyle
          -------------------
          sectors, operated through Paisano Publications.

     .    Retail sales of Easyriders-branded merchandise, via its Roadware
          ------------
          catalog and network of licensed stores. The latter is pursued through Easyriders Licensing, Inc., a California corporation and wholly owned subsidiary of Newriders, Inc.

     .    Other trademark licensing activities, including its long-term
          ------------------------------------
          licensing arrangements with respect to Easyriders Events and Bros
          Club.

     The implementation of this new business strategy (the "2001 Plan") has resulted in certain changes within the Company's operating units, as discussed herein.

     The Martin Unwind:
     -----------------

     Soon after the El Paso Transaction, and as a consequence thereof, the Board of Directors and the Company's Chairman, John Martin, began negotiating the terms and conditions of a transaction which has become known as the "Martin Unwind," pursuant to which Mr. Martin would resign as Chairman. Such negotiations have recently concluded and on March 1, 2001, the Company and Mr. Martin entered into a Settlement Agreement (the "Martin Settlement"). Concurrently, Mr. Martin and the Company's principal shareholder and director, Joseph Teresi, entered into a separate agreement concerning the purchase by Mr. Teresi of certain assets of Mr.

Martin (the "Martin Asset Purchase").

     These transactions involve (a) Mr. Martin's employment agreement with the Company (the "Martin Employment Agreement"), (b) the Company's 1998 Executive Incentive Compensation Plan (the "Compensation Plan"), (c) a limited-recourse promissory note in the principal amount of $5,000,000 owed by the Company to Mr. Teresi (the "Teresi Note"), which is secured by a full-recourse promissory note in the principal amount of $5,000,000 owed by Mr. Martin to the Company (the "Martin Mirror Note"), (d) a promissory note in the principal sum of $2,300,000 owed by Mr. Martin to the Company (the "Martin Note"), (e) 6,000,000 shares of the Company's common stock, of which 2,395,823 were acquired in exchange for the issuance of the Martin Mirror Note and the Martin Note, and (f) a promissory note in the principal sum of $275,000 originally owed by the Company to Siena Capital Partners, LLC, (the "Siena Note"), which note was subsequently sold to Mr. Martin and Mr. Teresi, each as to a one-half interest.

     Pursuant to the Martin Settlement and the Martin Asset Purchase, which have been approved by the Company's Board of Directors:

     . Mr. Martin resigned as a director and Chairman of the Board, effective March 1, 2001. Concurrently, the other directors Martin designated, William Prather, Wayne Knyal and Daniel Gallery, also resigned. (See the Company's report on Form 8-K, filed with the SEC on March 6, 2001, incorporated by reference.)

     . Mr. Martin waived all of his accrued and future entitlements to receive salary payments under the Martin Employment Agreement, and to receive accrued and future bonus payments under the Compensation Plan.

     . The Company canceled the Martin Mirror Note and reduced the balance due under the Martin Note to $1,200,000 (the "Adjusted Balance").

     . Effective March 30, 2001, Mr. Martin paid the Adjusted Balance to the Company through: (a) the surrender to the Company, for cancellation, of 4.5 million shares of the Company's common stock (valued at $0.20 per share) held by him, and (b) payment of $300,000 in cash.

     . Effective March 30, 2001, Mr. Teresi agreed to the cancellation of the Martin Mirror Note and, as to the Teresi Note, Mr. Martin provided Mr. Teresi with a limited personal guarantee up to $3,000,000 if the Company defaults on its obligations to Mr. Teresi.

     . Effective March 30, 2001, Mr. Teresi purchased from Mr. Martin: (a) 1,500,000 shares of the Company's common stock held by Mr. Martin for cash in the amount of $300,000, and (b) Mr. Martin's one-half interest in the Siena Note, and all warrants vested thereunder, for cash in the amount of $137,500.

     Management Changes:
     ------------------

     As a consequence of the Martin Unwind, Mr. Teresi was elected by the Board of Directors to serve as Chairman on March 1, 2001. Concurrently, J. Robert Fabregas, Chief Financial Officer and Interim Chief Executive Officer, was appointed to the permanent position of President and Chief Executive Officer and Mark S. Dodge, who has served with the Company as General Counsel since July, 1999, was appointed Executive Vice President, General Counsel and Secretary of the Company. The Board of Directors is presently comprised of Messrs. Joseph Teresi, Joseph Jacobs, John Corrigan, Stewart Gordon, and George Riordan (who was appointed as a director effective March 21, 2001).

     Deferral of Interest by Joseph Teresi:
     -------------------------------------

     On March 28, 2001, the former sole stockholder of the Paisano Companies agreed to defer collection of all interest due under the Subordinated Seller Notes until March 31, 2002.

     Nomura:
     ------

     During June and July 2000, the Company negotiated the terms and conditions of a Third Consent and Waiver under the Nomura Credit Agreement, pursuant to which Nomura consented to:

     .    The sale of the assets of Easyriders of Columbus, Inc.

     . The Company's license agreement with Action Promotions, Inc. ("API") concerning its events division.

     . The issuance of 3,356,170 shares of common stock of the Company to Mr. Teresi, in exchange for the cancellation of outstanding principal and accrued interest under the Subordinated Seller Notes in the amount of $3,446,787.

     . Authorization for the Company to pay Mr. Teresi the sum of $600,000 from the then anticipated sale of the most profitable restaurant owned by El Paso, provided an equal sum was paid to Paisano Publications' trade creditors, such sum to be credited as an offset to the principal balance then owed on the Subordinated Seller Notes, and documented by a separate Promissory Note and Subordination and Intercreditor Agreement with Nomura.

     . Authorization for purchase by Mr. Martin and Mr. Teresi of the Siena Note, subject to a separate Subordination Agreement with Nomura.

     In July 2000, the foregoing documents were finalized, executed by all of the Easyriders parties, and sent to Nomura for signature at the request and upon the authorization of Nomura's counsel.

     In November 2000, Nomura notified the Company that the Third Consent and Waiver had not been executed by Nomura, would not be signed by Nomura, and that in Nomura's view, the Company was in technical (non-financial) default under the Nomura Credit Agreement with respect to all of the transactions contemplated by the Third Consent and Waiver, and other matters, including the sale of El Paso, certain payments made to satisfy obligations in favor of Mr. Teresi and other parties, the settlement agreement concerning the resignation of William Prather as the

Company's CEO, and alleged non-compliance with certain reporting requirements and other non-financial covenants in the Nomura Credit Agreement.

     The Company believes that the actions taken by Nomura were unwarranted, and that no violation of the Nomura Credit Agreement had occurred. Management so notified Nomura, and renewed the Company's demand that the Third Consent and Waiver, and all collateral documents, be signed. Since then, Nomura and the Company have been in discussions concerning the alleged defaults and subsequently alleged defaults (including the Martin Unwind). In this regard, Nomura has maintained its position that numerous non-financial events of default have occurred, and has refused to sign and return the Third Consent and Waiver and all collateral documents, except upon certain newly introduced conditions which the Company deems unacceptable.

     As of December 31, 2000, the Company was not in compliance with certain of the financial ratio covenants of the Nomura Credit Agreement, and as of March 1, 2001 was not in compliance with certain technical provisions of such Agreement. Because of such non-compliance, Nomura has notified the Company of its intent to enforce certain remedies provided for in the Nomura Credit Agreement, including the imposition of a "Default Rate" of interest and controls over cash disbursements. The Company has not assented to such demand and does not believe that such remedies are appropriate in light of its current financial condition.

     The Company has sought waivers from Nomura with respect to such non-compliance, and has endeavored to engage Nomura in a discussion concerning modifications of the Nomura Credit Agreement to accommodate the Company's realistic compliance capabilities. Such efforts have been rejected by Nomura. In March 2001, representatives from Nomura conducted an audit of the Company's books and records. Since then, there has been no resolution of any of the outstanding default issues. However, the Company remains in full compliance with all monthly financial payment obligations due Nomura under the Nomura Credit Agreement (excluding the Default Rate, which, as indicated above, the Company believes is not applicable).

     The principal of the Nomura Indebtedness becomes due and payable on September 23, 2001. In this regard, the Company is presently in the process of attempting to refinance the obligation, and also has requested that Nomura consent to an extension of the Nomura Indebtedness. Thus far, Nomura has declined such request, and accordingly, the entire balance due to Nomura has been classified as a current liability.

Wholesale Product Sales and License Agreement:
---------------------------------------------

     Effective March 28, 2001, the Company through its subsidiaries, Paisano Publications, Inc. and Easyriders Licensing, Inc., entered into a long-term license agreement (the "Products Agreement") with Southern Steel Sportswear, Inc. ("SSS"), an affiliate of API, in connection with the Company's wholesale products division. The Company has previously reported that in March 2000, it entered into a long-term license agreement with API, in connection with the activities of its subsidiary, Easyriders Events (the "Events Transaction"). Pursuant to the Events Transaction, API acquired a merchandise purchase credit which, as of March 28, 2001, amounted to $1,360,195 (the "API Credit").

     Under the Products Agreement, the Company has outsourced to SSS all activities pertaining to the design, manufacture, warehousing, shipping and fulfillment of orders in connection with the sale of Easyriders-branded apparel and related merchandise to its network of licensed retail stores, each of which (an "Easyriders Store") conducts business as "Easyriders of _____" pursuant to a written license agreement, and through other retail motorcycle-oriented stores. (See "Information about Easyriders Licensing," herein). The Products Agreement is for a term of 10 years, with options to renew for two additional 10-year terms. Pursuant to the Products Agreement, the Company retains control over all other channels of distribution, including direct sales via its Roadware catalog and Internet Web site, and licensing of product opportunities to independent third parties (the "Retail Channel"). The Company and SSS will collaborate on product design and the sourcing of leather goods for sale to both the Wholesale Channel and Retail Channel.

     The Products Agreement provides for an initial product inventory purchase of $760,195, and the purchase of transition services, licensing rights, customer lists, promotional support and related goods and services, all valued at $600,000. The total of these figures, $1,360,195 was paid by SSS via cancellation of the API Credit.


                    INFORMATION ABOUT THE PAISANO COMPANIES

General

     Paisano Publications, Inc. is a California corporation organized on November 17, 1970. It presently has 72 employees, and is engaged primarily in the business of publishing magazines for the motorcycle, automotive and tattoo lifestyle markets. Paisano Publications has also acquired a number of domestic and international trademarks in classes pertaining to merchandise, apparel and non-publishing services, as part of an overall product licensing program. (See "Information about Easyriders Licensing," herein.)

     Easyriders Licensing, Inc. is a California corporation organized originally as Newriders Ltd. on November 8, 1994. It utilizes personnel employed by Paisano Publications to manage the distribution of Easyriders branded merchandise through a network of licensed retail stores, each of which (an "Easyriders Store") conducts business as "Easyriders of _____" pursuant to a written license agreement, and through other retail motorcycle-oriented stores. (See "Information about Easyriders Licensing," herein.)

     Easyriders Franchising, Inc. ("Easyriders Franchising") is a California corporation organized on June 23, 1993. It presently has no employees, and since the Company ceased selling franchises and converted all but two of its franchise stores to license stores under Easyriders Licensing, the operations of Easyriders Franchising is now limited to management of the two remaining franchise relationships and administrative services pertaining to the former franchise program. These services are performed by employees of Paisano Publications and/or Easyriders Licensing.

     Easyriders Events, Inc. (formerly Teresi, Inc.) is a California corporation organized on April 7, 1982. It presently shares 4 employees with Paisano Publications, and previously was engaged in the business of organizing and producing motorcycle-oriented and tattoo-theme events, and selling Easyriders-branded event-specific merchandise. In March 2000, Easyriders entered into a long-term licensing agreement with API pursuant to which API was granted the exclusive right to produce and manage events and to sell event-specific merchandise under the Easyriders brand. The employees dedicated to Easyriders Events work directly for API in connection with such activities. See "Information about the Paisano Companies - Events Promotion and Management Activities," herein.

     Bros Club, Inc. is a California corporation organized on February 17, 1994. It presently has no separate employees, and relies on services provided by other Paisano Companies. Bros Club is engaged in the business of soliciting memberships for an association of motorcycle enthusiasts and provides various services for members, through a long term licensing agreement with ISP Insurance Services, Inc. ("ISPI") (See "Bros Club" below.)

     Associated Rodeo Riders on Wheels, Inc. ("ARROW") is a California corporation organized on February 29, 1988. ARROW is presently inactive and has no employees.

Print Media Publishing Overview

     Paisano Publications publishes ten special interest magazines that are sold worldwide, and two trade magazines provided free to motorcycle and tattoo shops. Including foreign language editions for Germany, France, Italy, Spain and the Netherlands, there are twenty-two separate versions of these twelve titles. Eight of these magazines are targeted at the motorcycle and tattoo markets, as to which Paisano Publications is generally regarded as the market leader. One of these magazines is targeted at the hot rod market, one to the custom pick-up truck market, and one to the airbrush art community. All magazines are published in-house. Articles and photography are typically acquired from a combination of in-house editorial staff and a select group of freelance writers and photographers.

     Following are the magazines published by Paisano:

     Motorcycle Lifestyle Magazines

     Easyriders

     Easyriders is Paisano Publications' original magazine. It was first published in 1971, and remains Paisano Publications' flagship magazine. The magazine has been closely associated with Harley-Davidson(TM) enthusiasts since the early 1970's and has an extremely strong following in the U.S. and abroad. The "Easyriders" name has acquired a degree of brand name recognition, and is used by Paisano Publications on products and for its retail and license operations. Easyriders is focused on what has been referred to as the "Harley-Davidson lifestyle," featuring motorcycles, people, and events involving Harley-Davidson and other American-made "V-Twin" motorcycles. In addition, Easyriders has served as a means of promoting other products and services offered by Paisano Publications. Easyriders is published monthly in a fixed format of approximately 152 pages. The magazine sells at U.S. newsstands for a cover price of $6.99 per issue. A special 30-year anniversary issue, to be published in May 2001, will sell at a cover price of $9.99 per issue.

     Other Motorcycle Lifestyle Magazines

     Other motorcycle lifestyle magazines published by Paisano Publications include Biker, V-Twin and In the Wind, with newsstand cover prices that range from $4.99 to $5.99 per issue. Commencing with the May 2001 issue, V-Twin will debut as a completely re-worked title, combining elements of the title VQ which, except for a one-time annual edition, ceased publication as a separate title with Issue No. 38, released in March, 2001. In addition, Paisano Publications publishes a monthly trade publication, Eagle's Eye, distributed at no charge to motorcycle and motorcycle accessory shops.

     Tattoo Lifestyle Magazines

     Tattoo

     Tattoo is Paisano Publications' original entry into the tattoo market. The magazine is targeted at the growing number of tattoo enthusiasts and includes profiles of individuals, information about tattoo events, and other tattoo related topics. Management believes Tattoo has a majority share of the readers in its market. Tattoo is a monthly publication produced in a fixed format of 96 pages, primarily in color and on coated paper, with a limited number of pages on newsprint. The magazine retails for a cover price of $4.99 per issue in the U.S., except for 3 special issues which retail for $5.99.

     Each issue of Tattoo is accompanied by a separate 32-page "outsert" featuring content of interest to readers. These outserts are provided at no additional cost.

     Tattoo Flash

     Tattoo Flash is a gallery of individual examples of tattoo art that retails for a cover price of $4.99 per issue in the U.S., except for 3 special issues retailing for a cover price of $5.99 per issue. The magazine has no advertising content.

     Tattoo Savage

     Tattoo Savage features more "extreme" uses of tattoos. Along with its tattoo focus, Tattoo Savage includes body piercing content and photography. Tattoo Savage retails in the U.S. for a cover price of $4.99 per issue, except for 3 special issues retailing for a cover price of $5.99 per issue.

     Tattoo Industry

     Tattoo Industry is a free trade magazine distributed bi-monthly to tattoo artists, shops, vendors, and other constituencies of the tattoo industry.

     American Rodder

     American Rodder targets hot-rod enthusiasts and focuses on the restoration and customization of "classic" hot-rods. American Rodder is a bi-monthly publication retailing for a cover price of $4.99 per issue in the U.S. Paisano publishes several special issues of American

Rodder with additional pages, including a buyer's guide which retails for a cover price of $6.99 per issue, one swimsuit issue which retails for a cover price of $5.99 per issue, and one calendar poster issue which retails for a cover price of $5.99 per issue .

     Tailgate

     Tailgate is directed toward younger males interested in custom trucks and related events and activities. It seeks to capitalize on current trends in magazine readership, with a focus on provocative content and a strong editorial stance directed to the target market. Tailgate is published six times a year at a cover price of $3.99 per issue, except for 3 special issues with additional pages, at a cover price of $4.99 per issue.

     Airbrush Art + Action

     In May 1997, Paisano Publications entered into an exclusive licensing agreement with an agent of Modern Media Publishing, Ltd. of Jersey, Great Britain, for the North American distribution rights to Airbrush Art + Action, a publication devoted to visual art works created with airbrush technology, and the techniques used by artists who specialize in this medium. Paisano has printed and distributed the publication on a bi-monthly basis since September 1997, but has recently ceased distributing this title. The last issue of Airbrush Art + Action to be circulated by Paisano will be No. 21, with a cover date of April 2001.

     Other Materials

     In addition to its magazine publications, Paisano Publications also periodically publishes calendars, buyer guides and other printed materials.

     Video Magazines

     In the past, Paisano Publications produced video magazine versions of its Easyriders magazine. These were produced as periodicals and sold like magazines, as single copies or as subscriptions. Paisano Publications has built a large library of footage for its videos and has released 45 video titles to date. In addition, Paisano Publications has in the past distributed several modified versions of its video magazines on pay-per-view programming. The video magazines contain some adult content and most are not rated. Paisano Publications ceased producing new video titles in 2000 and since then has been liquidating its remaining inventory of videos through its licensee stores and other channels, and re-formatting certain existing titles for future distribution. Changes in video digitization technology have, for example, opened up other exploitation possibilities, through conversion of the library to a DVD format. The Company also intends to exploit its existing video library through distribution agreements with cable television networks and other media outlets.

Printing and Production

     Magazine and calendar printing and production is handled by R.R. Donnelley & Sons Company under contract with Paisano Publications. The agreement provides for RR Donnelly & Sons Company to provide all printing requirements for a period of five years ending in September

2001 for designated publications and to provide printing for additional publications upon notice, subject to availability of adequate equipment.

Distribution and Marketing

     Paisano Publications' magazine and video products are marketed and distributed through four major avenues:

     North American Newsstand Sales

     Magazines are distributed to newsstands in the U.S., Canada and a limited number of foreign countries under a distribution agreement with Curtis Circulation Company that runs through June 1, 2001. Curtis has the option to extend the distribution agreement through July 1, 2002 upon payment of a one-time extension fee to Paisano Publications. The distributor's responsibilities are primarily related to marketing and include marketing magazines to newsstands; maintaining relationships with magazine wholesalers, who deliver the magazines to the newsstands; monitoring purchasing activity and determining the number of each issue that the wholesaler delivers to each newsstand account; providing shipping labels for each issue of the magazines to the printer, who then ships to the wholesalers; and tracking magazine returns which are picked up, counted, and destroyed by the wholesaler.

     Subscription Sales

     Subscription sales on a worldwide basis are handled through a contract with the fulfillment house, EDS, formerly Centrobe, Inc. ("EDS"). EDS maintains a database of current and past subscribers. For each magazine issue, EDS sends a list of current subscribers to the printer. The printer, in turn, mails the magazines to subscribers.

     Subscriptions are marketed primarily through Paisano Publications' magazines. Each magazine includes information about other Paisano Publications' magazines. To increase subscribers, Paisano also runs sweepstakes through its magazines and by direct mail.

     Non-Newsstand Retail Sales

     Due to the target markets served by Paisano Publications, its magazines are often carried at retail locations that do not typically carry magazines. Primarily, these "non-newsstand" accounts are motorcycle and tattoo shops managed by an independent vendor, Retail Vision ("RV").

     RV has a direct marketing effort that targets non-newsstand customers and maintains a database of accounts and prospects for non-newsstand retail sales. RV provides mailing labels to the printer for each issue of the magazines which, in turn, ships to the non-newsstand customers.

     Foreign Newsstand Sales

     In addition to Curtis Circulation, Paisano Publications uses several other distributors to handle the distribution and marketing of its magazines in selected markets outside North America. The printer ships the magazine to foreign break-up points based on shipping lists provided by Paisano Publications.

Bros Club

     Bros Club is a motorcycle travelers' service club. The program was developed to support the Easyriders Stores by providing a service that closely ties the stores to their customers. Easyriders Licensing permits each licensee to form a Bros Club chapter and to include a membership with each motorcycle purchase. Bros Club members pay annual service fees of $34.95 and receive emergency road service and access to insurance for custom bikes. Paisano Publications contracts with a third party to provide 24-hour road-side assistance and towing to Bros Club members. This third party provider has over 12,000, 24-hour locations throughout the U.S. As of March 23, 2001, there were approximately 6,000 Bros Club members.

     As noted above, Paisano Publications has completely outsourced the management and operation of Bros Club to an independent third party, ISPI, which is now responsible for all aspects of the program. Under this arrangement, all obligations to carry inventory, fulfill orders, service members, and promote and advertise the business are the responsibility of ISPI.

Event Promotion and Management Activity

     For over a decade, Easyriders Events ("EE") promoted events intended to appeal to motorcycle enthusiasts, including motorcycle rodeos, motorcycle shows, and tattoo shows. Historically, EE either promoted such events for its own account and incurred the risk of all associated expenses against the prospect of collecting all revenues for ticket sales, or provided services on a fee basis to the party taking such role. Services provided included organization, advertising, arranging for attractions, locations, insurance, concessions, and contest supervision. In addition, EE has in the past contracted with one of the Company's shareholders to provide trucks at events from which it markets magazines, motorcycle accessories, apparel, merchandise and related products.

     As noted above, EE has entered into a long-term licensing agreement with API pursuant to which API has been granted the exclusive right for a ten year period (with options to extend) to produce and manage events and to sell event-specific merchandise under the Easyriders brand. Under this license agreement, all responsibilities for production, scheduling, staffing, management, purchasing and promotion are the responsibility of API, which arrangement guarantees the Company a minimum level of royalties, plus a percentage of gross revenues from gate and merchandise sales. Under the agreement, API has also committed to a significant purchase of Easyriders merchandise, to be paid for in advance, but fulfilled over the term of the license agreement. In exchange, Paisano Publications has agreed to provide a significant level of advertising support at no additional cost to API.

Competition

     Paisano Publications' five motorcycle titles (including the trade publication, Eagle's Eye) have among the largest circulation of the U.S. motorcycle magazine segment. Paisano directly competes with the following six other Harley-Davidson(TM) oriented motorcycle magazines: Hot Rod Bikes, Hot Bike, American Rider, Iron Works and American Iron. The company's three tattoo-oriented titles compete primarily with Skin & Ink, International Tattoo, Outlaw Biker Tattoo and Tattoo Gallery. American Rodder competes with others in the hot-rod market, including Rod &

Custom and Street Rodder. In the custom truck sector, Tailgate competes with Trucking, Sports Trucks and Street Trucks.

Trademarks

     Paisano Publications is the owner of a large number of trademarks and service marks registered with the U.S. Patent and Trademark Office and numerous foreign jurisdictions. Classes of registration include magazines and printed material, advertising services, media distribution, and a wide range of apparel and accessories. The company's principal registered marks are Easyriders, Biker, In the Wind, Roadware, Tattoo, Tattoo Flash, V-Twin, VQ, and its well-known, stylized motorcycle logo.

Employees

     As of March 23, 2001, the Paisano Companies employed approximately 72 full-time and part-time employees. None of the Paisano Companies' employees are covered by a collective bargaining agreement and the Paisano Companies have never experienced an organized work stoppage, strike or labor dispute. The Paisano Companies believe relations with its employees are generally good.


                    INFORMATION ABOUT EASYRIDERS LICENSING

Apparel Sales, Licensing and Store Operations Overview

     Paisano Publications has used its access to the Harley-Davidson(TM) and hybrid American-made motorcycle market to sell apparel and other products. Originally sold through Paisano Publications' magazines and mail-order catalogs, Paisano Publications expanded the marketplace for such products to include two company-owned stores, and subsequently introduced a franchise program for motorcycle specialty shops. In early 2000, all of the Company's product-related activities were consolidated under the management of Easyriders Licensing, Inc. ("ELI") and the franchise program has been converted to one based on licenses to store owners.

Apparel and Other Product Sales

     Shortly after commencing publication of Easyriders, Paisano Publications began developing and distributing a line of apparel and other motorcycle-related apparel and merchandise marketed under the Easyriders brand. In 1984, this activity became a dedicated business unit of the Company. The products currently offered include clothing, belts, buckles and pins, boots, jewelry, tee shirts, toys, leather apparel, hats, collectibles, bike accessories and greeting cards.

     Easyriders Licensing sells its products through several channels:

     Mail-Order/Retail Customers. Historically, products have been sold through advertisements in Paisano Publications' magazines and through annual Easyriders product catalogs. Since 1995, Paisano Publications has produced newsstand catalogs under the name "Roadware" in order to increase mail-order sales of its products and to provide nationwide marketing support for its franchise/license stores. In addition, Paisano has integrated its Roadware catalog into the Easyriders Internet Web Site with complete e-commerce capability. As a consequence, the Web Site has become an additional channel for the distribution of Roadware merchandise on a direct-to-consumer basis.

     Easyriders Stores. Retail stores ("Easyriders Stores") operating under the Easyriders name include two franchisees (Reno, NV and New Orleans, LA), and 41 sites under a license agreement with ELI. All of these Easyriders Stores are in the US except for one, which is in Ontario, Canada. All Easyriders Stores sell products purchased from Paisano Publications.

     Other Customers: The Paisano Companies sell apparel and other products at wholesale to non-Easyriders stores. These stores include a variety of motorcycle and accessory shops. Another market for distribution is events, as discussed below.

     Paisano Publications uses its magazines to market for all of the above distribution channels. Advertisements for the products, the catalogs, and the Easyriders Stores are included throughout the various Paisano Publications' magazines.

     As stated above in "Recent Developments," pursuant to the Products Agreement with SSS (Southern Steel Sportswear, Inc.) the Company has outsourced to SSS all activities pertaining to the design, manufacture, warehousing, shipping and fulfillment of orders in connection with the sale of Easyriders-branded apparel and related merchandise to its network of retail stores, each of which (an "Easyriders Store") conducts business as "Easyriders of _____" pursuant to a written license agreement, and through other retail motorcycle-oriented stores. The agreement is for a term of 10 years, with options to renew for two additional 10-year terms. Pursuant to the Products Agreement, the Company retains control over all other channels of distribution, including direct sales via its Roadware catalog and Internet Web site, and licensing of product opportunities to independent third parties (the "Retail Channel"). The Company and SSS will collaborate on product design and the sourcing of leather goods for sale to both the Wholesale Channel and Retail Channel.

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

     In late 1999, the Company decided to convert its franchise program to one based on a network of stores operating under a license agreement, rather than a franchise agreement. Since then, all but two of the 26 franchise stores converted to a license-based operation, and another 17 Easyriders Stores have been added to the network. The Company will continue to service its existing franchisees and honor its obligations as franchisor, but is no longer offering franchises for Easyriders Stores. As to franchise regulation, see "Information about Franchise Regulation," below.

     The Company's standard-form license agreement obligates each licensee to purchase an annual minimum dollar amount of merchandise, as a condition of operating under the Easyriders name. While differing somewhat from location to location, the inventory carried by these Easyriders Stores includes not only merchandise purchased from the Company, but also motorcycles, after-market motorcycle parts and supplies, and other motorcycle-related goods provided by other vendors. In addition, many Easyriders Stores offer motorcycle service and customization, tattooing, and food services.

     The plan of ELI is to continue offering license agreements for Easyriders Stores to qualified entrepreneurs, primarily owners of existing independent motorcycle stores who have been in business successfully for at least three years. For interested parties who do not meet these criteria, ELI has developed a program whereby it will offer a licensee the right to purchase and re-sell Easyriders merchandise, with an option to become an Easyriders Store at such time as the licensee achieves at least one successful year of operation. During this option period (up to three years), ELI will agree not to establish any other Easyriders Store in the applicable territory. In connection with such activities, SSS will be responsible for all merchandise operations pursuant to the Products Agreement.

     According to the Company's investigation, there are approximately 6,500 motorcycle-related stores operating in the U.S., each of which is a potential candidate for becoming a licensee. Management believes this market represents a material growth opportunity for ELI, which it intends to pursue on a sustained basis. In addition, ELI has a master licensing agreement with its former franchisee in Toronto, Ontario (Canada), for the territory of Canada. Pursuant to this arrangement, the master licensee has committed to purchasing escalating levels of merchandise over a 5 year period, and ELI will also derive revenues on sales made by sub-licensees of Canada-sourced product bearing the Easyriders brand.

Former Company-Owned Stores

Easyriders of Columbus

     Easyriders of Columbus was designed to be a test store and training center for merchandising Easyriders products and services and was incorporated separately from Paisano Publications and Easyriders Franchising. The store is 22,000 square feet and, aside from selling Easyriders apparel, offers motorcycle customization, custom and pre-owned motorcycle sales, motorcycle parts and accessory sales, motorcycle servicing, a cafe, custom leather and embroidery, and a tattoo studio. As stated above, while originally a company-owned store until May 2000, it now operates under a standard license agreement between ELI and Mr. Teresi.

Daytona Beach, Florida

     The Daytona Beach store is the original Easyriders store. In December 1999 its assets were sold to John Green, a principal of API. Mr. Green now operates the business under a standard license agreement with ELI, and out of this location also manages the warehousing and distribution of back-issues of Paisano Publications' various titles, under a written agreement with Paisano.

Competition

     The Company competes generally with a wide range of manufacturers and distributors of apparel, including vendors which service consumers interested in the American motorcycle lifestyle, through catalog sales, dealer networks, and sales to independent motorcycle stores. Within the motorcycle retail channel, the market is generally considered to be fragmented, with the exception of Harley-Davidson(TM), which is actively engaged in selling branded merchandise through its own dealer network and certain other selected outlets.

Employees

     ELI currently employs 2 full-time individuals and relies on services provided by other Paisano Companies. ELI employees are not covered by a collective bargaining agreement and the company has never experienced an organized work stoppage, strike or labor dispute. ELI believes its relations with its employees are generally good.

Franchise Regulation

     Offering franchise opportunities ("Franchising") is subject to extensive regulation at both a federal and state level. Federal law emanates from the Federal Trade Commission Act, and in particular, the "FTC Rule" issued pursuant thereto, which rule sets forth comprehensive disclosure requirements with respect to offerings of franchises. At a state level, every state of the U.S. has enacted a business opportunity statute which mandates the use of a "Uniform Franchise Offering Circular" ("UFOC") developed initially by the North American Securities Administrators Association. Most states merely require use of the UFOC when offering franchise opportunities, but approximately 15 states (including California, Illinois and New York) also require registration or some type of limited filing with the applicable state agency. Easyriders Franchising developed a UFOC for its previous Franchising activities and believes it has materially complied with all federal and state laws in connection therewith.


                      SUMMARY OF OPERATIONS AND PLAN 2001

     The Paisano Companies derive their principal revenues from newsstand magazine sales, and to a lesser extent, subscriptions and advertising in its various titles. Revenues are also derived from license agreements concerning events and Bros Club, merchandise sales to Easyriders Stores, and direct-to-consumers sales via Paisano's Roadware Catalog and Internet Web Site.

     Under Plan 2001, the Company intends to pursue the following specific business strategies:

     . Steady, sustained pursuit of all of the previously described lines of business, with particular attention to maintaining tight fiscal controls.

     .    Generation of additional revenues from increased magazine advertising.

     . Pursuit of new publishing opportunities in foreign markets through license agreements with established magazine distributors.

     . Promotion of Paisano's magazine content through the Internet and television.

     Item 2.  Properties.
              ----------

     The principal executive offices of Easyriders and the Paisano Companies, which consist of approximately 21,000 square feet, are located at 28210 Dorothy Drive, Agoura Hills, California 91301. The warehouse occupies approximately 7,000 square feet and is located at 28216 Dorothy Drive, Agoura Hills, California 91301. Both of these facilities are owned by Joseph Teresi, a shareholder and Chairman of Easyriders, and are leased to Easyriders at rents that are believed by management to be at, or below, market rates. As noted above, under "Information about Easyriders Licensing," the Company is no longer obligated under the lease for the Daytona Store, as that obligation has been transferred to John Green, now a licensee of ELI. Another retail facility, consisting of approximately 22,000 square feet, is located at 611 East Broad Street, Columbus, Ohio 43215. This facility, also owned by Mr. Teresi, houses the operations of Easyriders of Columbus. As stated above under "Information about Easyriders Licensing", as a consequence of the Columbus Transaction, the Company has no further obligations under this lease.

     Item 3.  Legal Proceedings.
              -----------------

     The Hatcher Litigation

     On April 28, 2000, an action was filed in the U.S District court for the Central District of California (Los Angeles) by Leon Hatcher, Richard Stafford and entities controlled by them, naming as defendants the Company, Newriders, Paisano Publications, El Paso, Easyriders Franchising, Easyriders Licensing, Easyriders of Ohio, and the following current or former officers and/or directors of the Company: John Martin, William Prather, Joseph Teresi, J. Robert Fabregas, William Nordstrom, Robert Davis, Ellen Meagher, Joseph Jacobs, Daniel Gallery, Wayne Knyal, and Grady Pfeiffer (the "Hatcher Action"). The complaint also named as a defendant James E. Salven, Trustee in Bankruptcy in connection with the Pierce Action, previously disclosed by the Company.

     The Hatcher Action alleged wrongful conduct on the part of the named defendants in connection with Mr. Hatcher's past and current relationship with Easyriders and Newriders, including: (a) his role and ownership position in Newriders prior to the Reorganization, (b) his role and participation in the Reorganization, (c) his acquisition of shares of Easyriders as a consequence of the Reorganization, (d) transactions involving the shares held by Mr. Hatcher in Newriders and Easyriders, (e) the Company's Events business and his role therein, (f) the Company's event merchandise business and Mr. Hatcher's role therein, (g) the use and possession by Mr. Hatcher of property and vehicles used in connection with the Events and event merchandise business of the Company, (h) the acquisition by Mr. Hatcher and Mr. Stafford of franchises to operate retail stores under the "Easyriders" name pursuant to various written agreements, and
(i) the termination of such franchise agreements by the Company in April, 2000.

     The complaint asserted wrongful conduct by defendants in connection the foregoing under a wide range of legal theories, including violations of the Securities Act of 1933, the Securities Exchange Act of 1934, the California Corporations Code, Federal Trade Commission Disclosure Rules, the California Franchise Investment Law Laws and the Federal RICO statute (18 U.S.C. sections 1961-1968); breach of fiduciary responsibilities; fraud, negligent misrepresentation, breach of contract, infliction of emotional distress, interference with contracts and business relations, unfair competition and defamation. Certain of the causes of action were presented as derivative claims, brought on behalf of Easyriders and/or Newriders against one or more individual defendants. The action sought general and compensatory damages in amounts to be proven at the time of trial, contract damages of $450,000, punitive damages, injunctive and declaratory relief, and the appointment of a receiver.

     On July 31, 2000, the U.S. District Court in Los Angeles issued an order dismissing the Hatcher Action in its entirety, based on a motion brought by defendants challenging the complaint as being in violation of applicable rules requiring that complaints in Federal court set forth a "short and plain" statement of the basis for relief, and that allegations of fraud be specific as to all details. The order granted plaintiffs 30 days to file a new complaint, stating that any amended complaint "must be a short, plain statement which is concise, simple and direct in compliance with Rule 8 (a). Furthermore, allegations of fraud, misrepresentation and securities fraud must be alleged with particularity in compliance with Rule 9." Subsequently, Plaintiff has filed two amended complaints which the Company has challenged for similar reasons. On January 29, 2001, the court heard the Company's motion to dismiss the plaintiffs' Second Amended Complaint, but a ruling on this motion has not yet been issued. If this motion is granted, it is possible that the Hatcher Action could be dismissed entirely, with finality, or with leave to re-file the case again. The exact outcome of this procedural challenge is, however, presently unknown.

     The Company believes it has substantial defenses to any amended complaint plaintiff's may pursue or file in this action. Based on the current pleadings, the Company and its officers and directors are insured under a policy providing indemnification for damages arising from securities claims and the misconduct of its management, and has received confirmation from its carrier ("D&O Carrier") that the Hatcher Action claims are covered by such policy. It is possible, however, that claims could survive the Company's motion to dismiss which are not covered by insurance. The outcome of this action, though uncertain, could be materially adverse if such insurance coverage is not available.

     The Pierce Litigation

     The Company has previously reported on the legal action involving Rick Pierce, a former shareholder of Newriders, including (a) Mr. Pierce's Chapter 7 bankruptcy proceeding pending in the United States Bankruptcy Court, Eastern District of California, Fresno Division, Case No. 98-19101-A-11, which was commenced as an involuntary proceeding and then converted to a Chapter 11 case with the debtor, Rick Pierce, in possession, and (b) the Company's adversary proceeding against the Pierce Bankruptcy Estate and other parties who claim an interest in shares of the Company acquired through various transactions with Mr. Pierce. This action involves claims and counterclaims arising out of the 1998 Reorganization in which Mr. Pierce sought damages of at least $20 million.

     As a consequence of the previously-reported (a) settlement conference in September, 1999 before Judge Montali, (b) the arrest and indictment of Mr. Pierce on 29 counts of conspiracy, mail fraud and money laundering (c) conversion of the bankruptcy proceeding from Chapter 11 to Chapter 7, (d) dissolution of the creditor's committee and (e) appointment of a trustee to administer the bankruptcy estate (the "Trustee"), as well as the subsequent criminal conviction of Mr. Pierce on multiple felony counts, the Pierce Action has been dormant for the past 14 months. During this period, the company has been in settlement discussions with the Trustee. In December 2000, the Trustee approved a settlement providing for dismissal of the Pierce Action in exchange for payment to the Pierce bankruptcy estate of 350,000 shares of the Company's common stock, representing the exact amount of shares due Mr. Pierce in accordance with his obligations in the Reorganization, plus an additional 20,000 shares. In this regard, a definitive settlement agreement was prepared and circulated, but consummation of this settlement has been delayed by the Trustee's appointment of new counsel to represent the Trustee. In light of these developments, while the Company believes the Pierce Action is without merit, the Company is no longer confident that a settlement of this action will be consummated in the near future. Accordingly, the Company is preparing to resume its defense of this action. Regardless of whether the Pierce Action is litigated or settled, the Company does not believe the outcome of this action will have a materially adverse effect on the Company.

     The Kaye, Scholer Litigation

     On April 19, 2000, the Company filed an action in Los Angeles County Superior Court against the law firm of Kaye, Scholer, Fierman, Hays & Handler, LLP ("Kaye, Scholer"), which represented Newriders, Inc. in the Reorganization of 1998 (the "Kaye, Scholer Action"). The Kaye, Scholer Action alleges that defendant, and the responsible attorneys individually, committed legal malpractice, rendered negligent advice and breached attorney-client fiduciary duties by failing to protect the Company's interests in connection with the indemnification agreement entered into by and between Newriders, as Buyer, and Paisano Publications, Inc., as Seller, in the Reorganization. The complaint alleges that as a consequence of such malpractice, the Company incurred costs in excess of $2.5 million in connection with the previously reported Steel Horses Arbitration, and seeks recovery of such sums, and other damages. In the action, Kaye, Scholer has filed a cross-complaint seeking recovery of unpaid legal fees in the amount of approximately $100,000. This action is in the discovery phase.

     The Richard Dillon Litigation

     On May 9, 2000, a complaint was filed by Richard Dillon ("Dillon") against Easyriders in the Superior Court of Maricopa County, Arizona (the "Dillon Action"). Dillon is a former employee of El Paso. The Action alleges that Dillon is entitled to damages for breach of contract and as a Wage Claim under Arizona law, arising out of an alleged promise on the part of Easyriders to deliver shares of stock of Easyriders to Dillon. The Dillon Action seeks contract damages of approximately $162,000, treble damages under Arizona law of not less than $500,000 and the recovery of attorney's fees. The contract in question arises out of the former employment of Dillon with M&B. Easyriders is the sole named defendant in the Dillon Action, and disputes the claims of Dillon therein. The Company believes it has meritorious defenses to the Dillon Action, however, there is no insurance coverage for this action, and the exact outcome cannot be predicted at this time.

     The Greg King Litigation

     On August 2, 1999, Greg King ("King") filed an action against the Company and its subsidiary, Newriders, in Los Angeles County Superior Court (the "King Action"), seeking damages of (a) not less than $500,000 for the alleged breach of an oral agreement to deliver certain shares of Newriders, Inc. in 1998, and
(b) approximately $100,000 for breach of an alleged oral agreement to reimburse King for certain advances made by King on behalf of Newriders in 1998. The King Action also seeks these damages on the basis of alleged fraud on the part of certain officers of Newriders. On December 23, 1999, an amended complaint was filed naming as additional defendants, Leon Hatcher, Michael Purcell and Bill Doyle, each a former officer and/or director of Newriders. The allegations of King arise out of his employment with Newriders in Fresno, California, and his associations with Leon Hatcher and Rick Pierce, identified above. After extensive pre-trial investigation, the Company is of the view that the King Action is without merit, and that it has substantial defenses thereto. This matter is scheduled for trial on April 30, 2001. The Company has tendered the King Action to its D&O Carrier, which has indicated a willingness to contribute towards settlement of this action. At present, settlement discussions are underway. If such settlement discussions are unsuccessful, and King were to prevail in this action at trial, it is possible that a significant portion of any damages awarded may not be covered by insurance.

     Other Litigation and Claims

     The Company is named as a defendant in other legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company.

     Item 4.  Submission of Matters to a Vote of Security-Holders.
              ---------------------------------------------------

     None.

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder
              -------------------------------------------------------------
              Matters.
              -------

     Easyriders' common stock, $0.001 par value ("Easyriders' Common Stock") has been listed on the American Stock Exchange ("AMEX") since September 23, 1998 (AMEX: EZR). Prior to that time, the Common Stock of Newriders, Easyriders' predecessor, was traded on the OTC Electronic Bulletin Board (OTC BB: NWRD:OB). The following tables set forth the range of high and low closing bid quotations for Newriders' common stock as reported on the OTC Bulletin Board for each quarterly period from January 1, 1998 through September 23, 1998 and high and low sales prices for Easyriders' Common Stock as reported on AMEX for each quarterly period from September 24, 1998 through December 31, 2000. Such quotations represent prices between dealers, without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                     Newriders' Common Stock
                                                     -----------------------
                                                             Bid Price
                                                             ---------
                                                      High             Low
                                                      ----             ---
               1998
               ----
               First Quarter                          $4.50           $2.38
               Second Quarter                         $2.88           $1.75
               Third Quarter (ending                  $2.06           $1.00
               September  23, 1998)
                                                     Easyriders' Common Stock
                                                     ------------------------
                                                             Bid Price
                                                             ---------

               Third Quarter (from                    $4.25           $2.50
               September 24, 1998)

               Fourth Quarter                         $3.00           $1.12

                                              Easyriders' Common Stock
                                              ------------------------
                                                     Bid Price
                                                     ---------
                                                 High          Low
                                                 ----          ---

               1999
               ----

               First Quarter                     $2.75        $1.38
               Second Quarter                    $1.75        $1.00
               Third Quarter                     $1.50        $0.88
               Fourth Quarter                    $2.00        $0.63

               2000
               ----

               First Quarter                     $1.44        $0.63
               Second Quarter                    $1.31        $0.50
               Third Quarter                     $0.75        $0.38
               Fourth Quarter                    $0.56        $0.25


               2001
               ----

               First Quarter                     $0.31       $0.10

     On April 2, 2001, the closing sale price of the Easyriders Common Stock as reported on the AMEX was $0.20. As of April 2, 2001 there were approximately 552 record holders of common stock.

     Since its incorporation, the Company has not paid or declared dividends on the Newriders Common Stock or the Easyriders Common Stock, nor does it intend to pay or declare cash dividends on the Easyriders Common Stock in the foreseeable future.

     Item 6.   Selected Financial Data

     Newriders was incorporated on July 15, 1995 as American Furniture Wholesale, Inc. On July 28, 1996, it changed its name to Newriders. Easyriders was incorporated on May 13, 1998 and for financial reporting purposes is the successor to Newriders. The following selected financial data includes the results of American Furniture Wholesale, Inc., Newriders and Easyriders for the years ended December 31, 1996 through December 31, 2000 and has been derived from the Company's audited financial statements. Effective October 5, 2000, the Company sold all of its interest in El Paso. As such, the results of El Paso have been reflected as discontinued operations for the period from the Reorganization (September 23, 1998) through December 31, 2000. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                                   For the year ended December 31,
                                                                   -------------------------------

Continuing operations:                            1996           1997           1998            1999           2000
                                                  ----           ----           ----            ----           ----
Sales                                         $  1,161,520   $  2,932,708   $ 10,912,866   $ 33,201,543   $ 27,553,095

Cost of sales                                      532,487      1,670,146      8,645,113     29,861,349     23,943,056
                                              ------------------------------------------------------------------------

Gross margin                                       629,033      1,262,562      2,267,753      3,340,194      3,610,039

Selling, general and administrative              1,520,271      3,729,500      6,809,136     10,910,454      7,278,167

Depreciation and amortization                      129,277         99,388        860,665      2,376,915      3,154,553

Other operating expenses /2/                             -      1,872,129      4,354,627        739,379     25,204,862
                                              ------------------------------------------------------------------------

Loss from operations                             1,020,515      4,438,455      9,756,675     10,686,554     32,027,543

Interest expense                                    18,365        338,419      2,468,800      3,555,121      4,253,883

Other (income)/expense                              (2,640)                     (177,371)      (287,181)        51,928

Provision for income taxes                               -              -          8,300         11,500         23,486
                                              ------------------------------------------------------------------------
Net loss from continuing operations            $ 1,036,240   $  4,776,874   $ 12,056,404   $ 13,965,994   $ 36,356,840

Net loss from discontinued operations                    -              -         75,485        137,564      6,829,704
                                              ------------------------------------------------------------------------

Net loss                                      $  1,036,240   $  4,776,874   $ 12,131,889   $ 14,103,558   $ 43,186,544
                                              ========================================================================

Net loss per share - basic and diluted /1/

Continuing operations                         $       0.07   $       0.57   $       1.03   $       0.65   $       1.34

Discontinued operations                                  -              -           0.01              -            .25
                                              ------------------------------------------------------------------------

                                              $       0.07   $       0.57   $       1.04   $       0.65   $       1.59
                                              ========================================================================

Total assets                                  $  2,175,066   $  3,462,355   $ 67,452,284   $ 70,547,933   $ 33,596,621

Long-term debt                                $     31,566   $  1,815,874   $ 34,884,119   $ 34,060,608   $ 10,623,139

Total equity/(deficit)                        $  1,935,792   $    302,842   $ 22,972,465   $ 19,621,740   $(12,830,474)

/1/ Gives effect to a 1 for 2 exchange of common stock in conjunction with the acquisition of the Paisano Companies and El Paso (See Note 1 to Consolidated Financial Statements).

/2/ Other operating expenses for 2000 includes a $25 million non-recurring loss on impairment of goodwill (See Note 4 to the Consolidated Financial Statements).

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

Overview

     Easyriders is a corporation established under the laws of the state of Delaware on May 13, 1998. Easyriders currently derives substantially all of its revenues from the Paisano Publications, having sold all of its interests in El Paso in October 2000.

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

Use of EBITDA

     The following comparative discussion of the results of operations and financial condition of the Company includes, among other factors, an analysis of changes in the operating income of the business segments before interest expense, taxes, depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the Paisano Companies of significant amounts of amortization of intangible assets and interest expense recognized through the Reorganization. Further, the Company has added back non-cash charges consisting of stock issuance expenses and the loss on impairment of goodwill to derive an adjusted EBITDA ("Adjusted EBITDA"). Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of the Company and its subsidiaries, and when used in comparison to debt levels or the coverage of interest expense as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States of America. Also, EBITDA, as calculated by the Company, may not be comparable to similarly titled measures used by other companies.

Results of Operations

The following tables set forth certain operating data for Easyriders and Newriders for each of the three years in the period ended December 31, 2000. The information for the year ended December 31, 1998 includes the operations of the Paisano Companies for the period September 23, 1998 to December 31, 1998:

                                          Easyriders and            Paisano
                                             Newriders             Companies            El Paso         Consolidated
                                        -----------------------------------------------------------------------------

                                                             For the Year Ended December 31, 2000
Continuing operations:
SALES
Publishing                                 $                      $  21,601,210      $                   $ 21,601,210
Goods and services                                                    4,124,084                             4,124,084
Food service                                                                  -                   -                 -
Franchising/licensing                                                         -                                     -
Other operations                                                      1,827,801                             1,827,801
                                        -----------------------------------------------------------------------------
                                                                     27,553,095                   -        27,553,095
COST OF SALES
Publishing                                                           17,877,215                            17,877,215
Goods and services                                                    4,602,928                             4,602,928
Food service                                                                  -                   -                 -
Franchising/licensing                                                         -                                     -
Other operations                                                      1,462,913                             1,462,913
                                        -----------------------------------------------------------------------------
                                                                     23,943,056                   -        23,943,056
GROSS MARGIN
Publishing                                                            3,723,995                             3,723,995
Goods and services                                                     (478,844)                             (478,844)
Food service                                                                  -                   -                 -
Franchising/licensing                                                         -                                     -
Other operations                                                        364,888                               364,888
                                        -----------------------------------------------------------------------------
                                                                      3,610,039                   -         3,610,039
EXPENSES
Publishing                                                            3,869,059                             3,869,059
Goods and services                                                      684,820                               684,820
Food service                                                                  -                   -                 -
Franchising/licensing                                                   356,835                               356,835
Other operations                                                          3,407                                 3,407
Unallocated expenses                             3,447,379           27,276,082                            30,723,461
                                        -----------------------------------------------------------------------------
                                                 3,447,379           32,190,203                   -        35,637,582
INCOME (LOSS) FROM OPERATIONS
Publishing                                                             (145,064)                             (145,064)
Goods and services                                                   (1,163,664)                           (1,163,664)
Food service                                                                  -                   -                 -
Franchising/licensing                                                  (356,835)                             (356,835)
Other operations                                                        361,481                               361,481
Unallocated                                    (3,447,379)          (27,276,082)                          (30,723,461)
                                        -----------------------------------------------------------------------------
                                           $   (3,447,379)        $ (28,580,164)                  -      $(32,027,543)
                                        =============================================================================

NET LOSS FROM CONTINUING
OPERATIONS                                 $   (5,754,483)        $ (30,602,357)     $            -      $(36,356,840)

NET LOSS FROM DISCONTINUED                                                               (6,829,704)      (6,829,704)
OPERATIONS
                                        -----------------------------------------------------------------------------

NET LOSS                                   $   (5,754,483)        $ (30,602,357)     $   (6,829,704)     $(43,186,544)
                                        =============================================================================

                                           Easyriders and           Paisano
                                              Newriders            Companies           El Paso          Consolidated
                                         -------------------------------------------------------------------------------

                                                              For the Year Ended December 31, 1999
Continuing operations:
SALES
Publishing                               $                       $     23,588,851  $                    $    23,588,851
Goods and services                                                      5,968,735                             5,968,735
Food service
Franchising                                                                93,137                                93,137
Other operations                                                        3,550,820                             3,550,820
                                         ------------------------------------------------------------------------------
                                                                       33,201,543                            33,201,543
COST OF SALES
Publishing                                                             19,175,826                            19,861,349
Goods and services                                                      6,807,446                             6,807,446
Food service
Franchising
Other operations                                                        3,878,077                             3,878,077
                                         ------------------------------------------------------------------------------
                                                                       29,861,349                            29,861,349
GROSS MARGIN
Publishing                                                              4,413,025                             4,413,025
Goods and services                                                       (838,711)                             (838,711)
Food service
Franchising                                                                93,137                                93,137
Other operations                                                         (327,257)                             (327,257)
                                         --------------------------------------------------------------------------------
                                                                        3,340,194                             3,340,194
EXPENSES
Publishing                                                              5,270,999                             5,270,999
Goods and services                                                      1,271,271                             1,271,271
Food service
Franchising                                                             2,015,569                             2,015,569
Other operations                                                         (412,540)                             (412,540)
Unallocated expenses                               3,949,593            1,931,856                             5,881,449
                                         ------------------------------------------------------------------------------
                                                   3,949,593           10,077,155                            14,026,748
INCOME (LOSS) FROM OPERATIONS
Publishing                                                               (857,974)                             (857,974)
Goods and services                                                     (2,109,982)                           (2,109,982)
Food service
Franchising                                                            (1,922,432)                           (1,922,432)
Other operations                                                           85,283                                85,283
Unallocated                                       (3,949,593)          (1,931,856)                 -         (5,881,449)
                                         ------------------------------------------------------------------------------
                                         $        (3,949,593)    $     (6,736,961) $               -    $   (10,686,554)
                                         ==============================================================================

NET LOSS FROM CONTINUING OPERATIONS      $        (4,739,808)    $     (9,226,186) $               -    $   (13,965,994)

NET LOSS FROM DISCONTINUED OPERATIONS                                                       (137,564)          (137,564)
                                         ------------------------------------------------------------------------------

NET LOSS                                 $        (4,739,808)    $     (9,226,186) $        (137,564)   $   (14,103,558)
                                         ==============================================================================

                                           Easyriders and           Paisano
                                              Newriders            Companies           El Paso          Consolidated
                                        --------------------------------------------------------------------------------
                                            Twelve Months      September 23,    September 23, 1998     Twelve Months
                                         Ended December 31,   1998 to December    to December 31,   Ended December 31,
                                                1998              31, 1998             1998                1998
Continuing operations:
SALES
Publishing                               $                    $     6,954,082        $               $    6,954,082
Goods and services                               281,272            2,284,042                             2,565,314
Food service                                     679,859                                                    679,859
Franchising                                                           151,200                               151,200
Other operations                                   8,293              554,118                               562,411
                                         ---------------------------------------------------------------------------
                                                 969,424            9,943,442                            10,912,866
COST OF SALES
Publishing                                                          5,275,939                             5,275,939
Goods and services                               129,543            1,891,694                             2,021,237
Food service                                     449,334                                                    449,334
Franchising
Other operations                                                      898,603                               898,603
                                         ---------------------------------------------------------------------------
                                                 578,877            8,066,236                             8,645,113
GROSS MARGIN
Publishing                                                          1,678,143                             1,678,143
Goods and services                               151,729              392,348                               544,077
Food service                                     230,525                                                    230,525
Franchising                                                           151,200                               151,200
Other operations                                   8,293             (344,485)                             (336,192)
                                         ---------------------------------------------------------------------------
                                                 390,547            1,877,206                             2,267,753
EXPENSES
Publishing                                                            492,990                               492,990
Goods and services                                                    303,245                               303,245
Food service                                     261,241                                                    261,241
Franchising                                                           734,733                               734,733
Other operations                                                       27,261                                27,261
Unallocated expenses                           8,192,329            2,012,629                            10,204,958
                                         ---------------------------------------------------------------------------
                                               8,453,570            3,570,858                            12,024,428
INCOME (LOSS) FROM OPERATIONS
Publishing                                                          1,185,153                             1,185,153
Goods and services                               151,729               89,103                               240,832
Food service                                     (30,716)                                                   (30,716)
Franchising                                                          (583,533)                             (583,533)
Other operations                                   8,293             (371,746)                             (363,453)
Unallocated                                   (8,192,329)          (2,012,629)                          (10,204,958)
                                         ---------------------------------------------------------------------------
                                         $    (8,063,023)   $      (1,693,652)       $        -      $   (9,756,675)
                                         ===========================================================================

NET LOSS FROM CONTINUING OPERATIONS      $    (9,752,943)   $      (2,303,461)       $        -      $  (12,056,404)

NET LOSS FROM DISCONTINUED OPERATIONS                                                    (75,485)           (75,485)
                                         ---------------------------------------------------------------------------

NET LOSS                                 $    (9,752,943)   $      (2,303,461)       $   (75,485)    $  (12,131,889)
                                         ===========================================================================

The following tables set forth the EBITDA calculations for Easyriders for each of the three years in the period ended December 31, 2000:

                                                                   Paisano
                                               Easyriders         Companies          El Paso         Consolidated
                                            ------------------ ---------------- ------------------ -----------------
                                                             For the year ended December 31, 2000
                                            ------------------------------------------------------------------------
Continuing Operations:

Net loss                                    $     (5,754,483)     $(30,602,357)   $             -    $  (36,356,840)
Interest expense                                   1,431,450         2,822,433                  -         4,253,883
Income tax expense                                    17,181             6,305                  -            23,486
Depreciation /amortization expense                    67,487         3,087,066                  -         3,154,553
                                            -----------------------------------------------------------------------
EBITDA - Continuing Operations              $     (4,238,365)     $(24,686,553)   $             -    $  (28,924,918)
                                            =======================================================================

Discontinued Operations:

Net income (loss)                           $              -      $          -    $    (6,829,704)   $   (6,829,704)
Interest expense                                           -                 -            400,023           400,023
Income tax expense                                         -                 -                  -                 -
Depreciation /amortization expense                         -                 -            822,567           822,567
                                            -----------------------------------------------------------------------
EBITDA - Discontinued Operations            $              -      $          -    $    (5,607,114)   $  ( 5,607,114)
                                            =======================================================================

EBITDA                                      $     (4,238,365)      (24,686,553)   $    (5,607,114)   $  (34,532,032)
Add back non-cash charges                            204,862        25,000,000                  -        25,204,862
                                            -----------------------------------------------------------------------
Adjusted EBITDA                             $     (4,033,503)     $    313,447    $    (5,607,114)   $   (9,327,170)
                                            =======================================================================

                                                             For the year ended December 31, 1999
                                            ------------------------------------------------------------------------
Continuing Operations:

Net loss                                    $     (4,739,808)     $ (9,226,186)   $             -    $  (13,965,994)
Interest expense                                   1,193,391         2,361,730                  -         3,555,121
Income tax expense                                     8,300             3,200                  -            11,500
Depreciation /amortization expense                    65,364         2,311,551                  -         2,376,915
                                            ------------------------------------------------------------------------
EBITDA - Continuing Operations              $     (3,472,753)     $ (4,549,705)   $             -    $   (8,022,458)
                                            ========================================================================

Discontinued Operations:

Net income (loss)                           $              -      $          -    $      (137,564)   $     (137,564)
                                                           -                 -
Interest expense                                           -                 -            227,066           227,066
Income tax expense                                         -                 -
Depreciation /amortization expense                         -                 -            838,865           838,865
                                            ------------------------------------------------------------------------
EBITDA - Discontinued Operations            $              -      $          -    $       928,367    $      928,367
                                            ========================================================================

EBITDA                                      $     (3,472,753)     $ (4,549,705)   $       928,367    $   (7,094,091)
Add back stock issuance expense                      739,379                 -                  -           739,379
                                            ------------------------------------------------------------------------
Adjusted EBITDA                             $     (2,733,374)     $ (4,549,705)   $       928,367    $   (6,354,712)
                                            ========================================================================

                                                             For the year ended December 31, 1998
                                            ------------------------------------------------------------------------
Continuing Operations:

Net loss                                    $     (9,752,943)     $ (2,303,461)   $             -    $  (12,056,404)
                                                                                                -
Interest expense                                   1,844,622           624,178                  -         2,468,800
Income tax expense                                     8,300                 -                  -             8,300
Depreciation /amortization expense                   261,241           599,424                  -           860,665
                                            ------------------------------------------------------------------------
EBITDA - Continuing Operations              $     (7,638,780)     $ (1,079,859)   $             -    $   (8,718,639)
                                            ========================================================================

Discontinued Operations:

Net income (loss)                           $              -      $          -    $       (75,485)   $      (75,485)
                                                           -                 -
Interest expense                                           -                 -             63,837            63,837
Income tax expense                                         -                 -
Depreciation /amortization expense                         -                 -            195,873           195,873
                                            ------------------------------------------------------------------------
EBITDA - Discontinued Operations            $              -      $          -    $       184,225    $      184,225
                                            ========================================================================
                                                           -
EBITDA                                      $     (7,638,780)     $ (1,079,859)   $       184,225    $   (8,534,414)
Add back stock issuance expense                    2,504,867                 -                  -         2,504,867
                                            ------------------------------------------------------------------------
Adjusted EBITDA                             $     (5,133,913)     $ (1,079,859)   $       184,225    $   (6,029,547)
                                            ========================================================================

The fiscal year ended December 31, 2000 compared to the fiscal year ended December 31, 1999

Results of Operations of Easyriders Inc., and subsidiaries

     During the year ended December 31, 2000, the Company experienced a net loss in the amount of $43,186,544, compared with a net loss of $14,103,558 for the twelve months ended December 31, 1999, reflecting an increased loss of $29,082,986, or 206%. The increased loss can be substantially attributed to an increase in operating expenses of $21,610,834 (including a $25,000,000 goodwill impairment loss), an increase in interest expense of $698,762, a $6,692,140 increase in loss from discontinued operations, and an increase in other expenses of $351,095, offset by an improvement in gross margin of $269,845. Net loss from continuing operations increased $22,390,846, or 160%.

     On October 5, 2000, the Company sold all of the interests in El Paso. As a result, the subsidiary is reflected as discontinued operations for all periods presented in the accompanying financial statements.

     The Company's net loss per share increased $0.94 per share, or 145%, to $1.59 per share for the year ended December 31, 2000, as compared to a net loss of $0.65 per share for the year ended December 31, 1999. Net loss per share from continuing operations increased $0.69 per share, or 106%.

     The Company experienced negative EBITDA in the amount of $34,532,032 for the year ended December 31, 2000, compared with negative EBITDA of $7,094,091 for the year ended December 31, 1999, reflecting an increase in negative EBITDA of $27,437,941, or 387%. Adjusted EBITDA reflects the add-back of non-cash charges related to stock issuance expenses of $204,862 and loss on impairment of goodwill of $25,000,000 for the year ended December 31, 2000, and stock issuance expenses of $739,379 for the year ended December 31, 1999. For the year ended December 31, 2000, the Company had adjusted negative EBITDA of $9,327,170, compared with adjusted negative EBITDA of $6,354,712 for the year ended December 31, 1999, reflecting an increase in adjusted negative EBITDA of $2,972,458, or 47%.

     Included in the operating expenses from continuing operations is a $25,000,000 loss on goodwill impairment and a $1,265,000 loss contingency accrual pertaining to currently pending litigation. Operating expenses from continuing operations, net of these non-recurring charges, decreased $4,654,166, or 33%, as a result of the Company's focus on cost-cutting measures.

Results of Operations: Paisano Companies

     The operating results of the Company for both of the years ended December 31, 1999 and 2000, include the results of the Paisano Companies.

     The Paisano Companies' publishing segment includes sales generated from subscription sales, newsstand sales and advertising sales related to the Companies' special interest magazines. The related cost of sales includes direct costs related to the sales, consisting primarily of printing, paper, publication and distribution costs. The goods and services segment includes sales generated from the sale of apparel and other products through its mail-order catalogs, one retail store, and franchise/license programs. The related cost of sales includes the costs of the apparel and other products. The franchising/licensing segment includes sales generated through franchise fees charged to the operating franchisees/licensees of the retail stores. There is no related cost of sales. Through March 2000, the Paisano Companies' other segment primarily included Events, which generated substantially all of its revenues from the sale of tickets to motorcycle rodeos, motorcycle shows, and tattoo shows. As discussed in Footnote 12 - Long-Term Liabilities, in March, 2000, the Company licensed its rights to produce and manage these events. Since then, such revenues have been generated through royalties and license fees paid pursuant to this Events outsourcing transaction. Cost of sales for the other segment consists primarily of direct costs of promoting the events.

     The Paisano Companies' total sales decreased $5,648,448, or 17%, from $33,201,543 for the year ended December 31, 1999 to $27,553,095 for the year ended December 31, 2000. This decrease can be substantially attributed to a combination of (1) reduced revenues from Easyriders of Columbus of $1,260,847, as a result of this store being sold in April 2000, (2) reduced revenues from Easyriders Events of $1,644,222, as a result of a restructuring in March 2000 under which a third party licensed the rights to produce and manage events and to sell event-specific merchandise, and (3) reduced revenues from Paisano Publications of $2,648,824, as a result of the reduction in frequency of American Rodder magazine, the cessation of the Metal Hammer magazine and the outsourcing of the Bros Club division.

     The Paisano Companies' gross margin increased $269,845, or 8%, from $3,340,194 for the year ended December 31, 1999, to $3,610,039 for the year ended December 31, 2000. As a percentage of sales, gross margin for the Paisano Companies increased from 10% to 13%. The increase in gross margin can be attributed to the variable costs saved as a result of the decreases in sales for these periods, and to the reduction in payroll costs related to the Events division which was outsourced through a licensing agreement in March 2000.

     The Paisano Companies' loss from operations increased $21,843,203, or 324%, from $6,736,961 for the year ended December 31, 1999, to $28,580,164 for the year ended December 31, 2000. Net of the impact of the $25,000,000 loss on goodwill impairment recorded in the operating expenses for the year ended December 31, 2000, the loss from operations decreased $3,156,797, or 47%. This net decrease can be attributed to the decrease in operating expenses of $1,821,474 and the increase in gross margin of $1,335,323. The decrease in operating expenses can be attributed to the reduction in legal and professional expenses, which were unusually high in 1999 as a result of pending litigation which was settled in the first quarter of 2000.

     Expenses of the Paisano Companies not allocated to any specific segment amounted to $27,276,082 for the year ended December 31, 2000, and $1,931,856 for the year ended December 31, 1999. The allocated expenses include payroll, promotion, and other general and administrative expenses specifically attributable to the business segments. The unallocated expenses represent legal and professional fees, accelerated amortization of goodwill related to the Company's Columbus retail operations, and the loss on goodwill impairment, all of which are not specifically attributable to a business segment.

     Payroll and related benefits for Paisano Publications decreased $471,375, or 28%, from $1,673,035 for the year ended December 31, 1999 to $1,201,660 for the year ended December 31,

2000. This decrease is the result of efforts to reduce costs by decreasing total personnel. Depreciation and amortization for the years ended December 31, 2000 and 1999 totaled $3,057,674 and $2,2265,015, respectively, of which $2,723,618 for the year ended December 31, 2000, and $1,878,476 for the year ended December 31, 1999, relates to the amortization of the goodwill created upon the Paisano Companies' acquisition by the Company. In addition, the amortization for the year ended December 31, 2000 includes $866,470 of accelerated amortization of the goodwill attributed to Easyriders of Columbus, as such store was sold effective April 30, 2000.

     Interest expense for the Paisano Companies increased $460,703, or 20%, from $2,361,730 for the year ended December 31, 1999 to $2,822,433 for the year ended December 31, 2000. This increase is primarily attributable to increases in the prime rate, and additional borrowings under the Revolving Loan.

     The net loss for the Paisano Companies increased $21,376,171, or 232%, from $9,226,186 for the year ended December 31, 1999 to $30,602,357 for the year ended December 31, 2000. Adjusting for a one-time loss of $25,000,000 from the impairment of goodwill recorded in 2000, the net loss decreased $3,623,829, or 39%. This decrease in the net loss can be attributed to a reduction of legal and professional fees, combined with a reduction in expenses incurred by the Events division as a result of the licensing of the rights to conduct the events to a third party in March 2000, and offset by the net loss resulting from the sale of Columbus and the increase in interest expense. EBITDA for the year, after adjustment for the $25,000,000 goodwill impairment charge, improved by $4,863,152, from a negative EBITDA of $4,549,705 for the year ended December 31, 1999 to a positive EBITDA of $313,447 for the year ended December 31, 2000.

     The principal raw material used in the publishing operations of the Paisano Companies is paper. Paper costs represented approximately 15% and 16% of Paisano Publications' production, selling and other direct costs for the fiscal years ended December 31, 2000 and 1999, respectively. Certain commodity grades of paper have shown considerable price volatility over the last decade. There can be no assurance that future fluctuations in paper prices will not have a material adverse effect on the Paisano Companies' results of operations or financial condition.

     The profitability of the Paisano Companies' publishing segment is also affected by the cost of postage and could be materially adversely affected if there is an increase in postal rates. No assurance can be given that the publishing segment can recoup paper or postal cost increases by passing them through to its advertisers and readers. In addition, future fluctuations in paper prices and/or postal rates could have a materially adverse effect on the results of operations and financial condition of the publishing segments.

The fiscal year ended December 31, 1999 compared to the fiscal year ended December 31, 1998

Results of Operations of Easyriders Inc., and subsidiaries

     During the year ended December 31, 1999, the Company experienced a net loss in the amount of $14,103,558, compared with a net loss of $12,131,889 for the twelve months ended

December 31, 1998. The Company's net loss per share was $0.65 for the year ended December 31, 1999, compared to a net loss of $1.04 per share for the year ended December 31, 1998. The Company experienced a negative EBITDA in the amount of $7,094,091 for the year ended December 31, 1999, compared with a negative EBITDA of $8,534,414 for the year ended December 31, 1998.

     The operating results of the Company for the year ended December 31, 1999 include the results for the Paisano Companies for the entire twelve months, while the operating results of the Company for the year ended December 31, 1998 include the results for the Paisano Companies only for the period subsequent to the Reorganization, or from September 23, 1998 through December 31, 1998.

     The increase in the net loss of $1,971,669, or 16%, can be substantially attributed to the increase in operating expenses for the combined operations of the Company and Newriders of $936,842 and the increase in interest expense of $1,086,321. Significant components of the net increase in the expenses are summarized as follows:

 .    An increase resulting from a loss of $1,218,000 related to settlement of the Steel Horses Arbitration in the year ended December 31, 1999.

 .    An increase in depreciation and amortization of $1,516,250, substantially attributable to the goodwill arising from the 1998 Reorganization.

 .    An increase in legal and professional fees of $2,381,272, from $1,051,196 in 1998 to $3,432,468 in 1999. These increased fees are attributable to several factors including the lawsuit with a founder of Newriders, Inc., the Steel Horses legal action and the additional cost of operating as a public company for an entire year.

 .    A decrease in stock issuance expenses of $1,765,488, from $2,504,867 in
     1998 to $739,379 in 1999.

 .    A decrease of $1,099,760 from a loss recorded in 1998 from the sale of a restaurant to a related party.

 .    A decrease of $750,000 from a write-off of a stock subscription receivable in 1998.

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

     The Paisano Companies' sales totaling $33,201,543, includes sales from the publishing segment of $23,588,851, sales from the goods and services segment of $5,968,735, sales from the franchising segment of $93,137, and sales from other segments of $3,550,820. The Paisano Companies' gross margin totaling $3,340,194, includes margin from the publishing segment of $4,413,025, negative margin from the goods and services segment of $838,711, margin from the franchising segment of $93,137, and negative margin from other segments of $327,257. The Paisano Companies' loss from operations totaling $6,736,961, includes a loss from operations of $857,974 from the publishing segment, a loss from operations of the goods and services segment of $2,109,982, loss from operations of the franchising segment of $1,922,432, income from operations of other segments of $85,283 and expenses not allocated to any segment of $1,931,856.

     The Paisano Companies' publishing segment includes sales generated from subscription sales, newsstand sales and advertising sales related to the Companies' special interest magazines. The related cost of sales includes direct costs related to the sales consisting primarily of printing, publication and distribution costs. The goods and services segment includes sales generated from the sale of apparel and other products through its mail order catalogs, one retail store, and franchise programs. The related cost of sales includes the costs of the apparel and other products. The franchising segment includes sales generated through royalties and franchise fees charged to the Companies' twenty six operating franchisees. There is no related cost of sales. The Paisano Companies' other segments primarily includes Easyriders Events, Inc., which generates substantially all of its sales from the sale of tickets to its motorcycle rodeos, motorcycle shows, and tattoo shows. Cost of sales for the other segments represent direct costs of promoting the events.

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

     The principal raw material used in the publishing operations of the Paisano Companies is paper. Paper costs represented approximately 16% and 18% of Paisano Publications' production, selling and other direct costs for the fiscal years ended December 31, 1999 and 1998, respectively. Certain commodity grades of paper have shown considerable price volatility over the last decade. There can be no assurance that future fluctuations in paper prices will not have a material adverse effect on the Paisano Companies' results of operations or financial condition.

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

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund the Company's operating costs (primarily payroll and related expenses) and working capital needs (primarily accounts receivable, inventory, prepaid expenses and debt service). On December 31, 2000, the Company had negative working capital of $28.0 million, due primarily to the pending maturity of the Nomura Indebtedness of $21.1 million and deferred subscription and advertising revenue of $3.9 million.

     Cash used in operating activities from continuing operations during the year ended December 31, 2000 totaled approximately $4.3 million. The operating loss of $36.4 million was offset by several non-cash charges including $3.2 million for depreciation and amortization, $0.2 million for stock issuance expenses, $0.3 million for expenses settled with common stock, $0.3 million of amortization of debt issuance costs, $0.5 million of non-cash interest expense, $0.6 million for losses on the sale of assets, and $25.0 million for the loss on the impairment of goodwill. Cash of $2.0 million was provided by changes in operating accounts.

     Net cash provided by investing activities totaled $3.9 million, which was primarily generated from the sale of El Paso.

     Upon its acquisition by the Company, Paisano Publications obtained an aggregate of $22,000,000 in Nomura Indebtedness. This financing was comprised of $17,000,000 of a senior term loan (the "Term Loan") and a $5,000,000 revolving loan (the "Revolving Loan"). The proceeds from the Term Loan plus $3,500,000 of the Revolving Loan were used to repay certain promissory notes issued to the shareholder of the Paisano Companies in conjunction with the Paisano Acquisition and to pay certain acquisition expenses. To the extent that Paisano Publications is in compliance with the terms of the Nomura Indebtedness, any unused portion of the Revolving Loan may be used by Paisano Publications for working capital purposes. Available borrowings under the Revolving Loan are subject to the approval of the Lender. At December 31, 2000, there were no available borrowings under the Revolving Loan.

     The Nomura Indebtedness is guaranteed (the "Guarantees") by the Company and the Paisano Companies, other than Paisano Publications (the "Guarantors"). The Nomura Indebtedness will mature on September 23, 2001, and bears interest at an annual rate equal to the prime rate of the Lender from time to time plus 1.85%, payable monthly. The Nomura

Indebtedness and the Guarantees are secured by a first priority security interest in substantially all of the tangible and intangible assets (owned or hereafter acquired) of the Company and the Paisano Companies, including all of the capital stock or equity interests of the Paisano Companies and Newriders. The Nomura Indebtedness and the Guarantees constitute the primary senior secured indebtedness of Paisano Publications and Guarantors and rank senior to all other indebtedness of Paisano Publications and the Guarantors. With respect to the September 23, 2001 maturity, the Company has begun to explore alternative financing sources and has requested from Nomura a short-term extension of the maturity date sufficient to allow the Company to refinance the Nomura Indebtedness with other lenders, investors and/or joint venture partners. Thus far, Nomura has refused to consent to such request. There can be no assurance that Nomura will grant an extension, or that the Company will be successful in its efforts to secure such alternate financing.

     At the end of each one-month period in which the Term Loan is outstanding, Paisano Publications is required to prepay the Term Loan in an aggregate principal amount equal to 35% of Excess Cash Flow, as defined in the Credit Agreement, for such period, to the extent such Excess Cash Flow is achieved. The Term Loan has been classified as a current liability at December 31, 2000.

     Subject to certain limitations on dividends, and provided that no event of default has occurred, Paisano Publications may advance funds to the Company monthly, limited to the lessor of $100,000 or 35% of the Excess Cash Flow for the preceding monthly period. As of December 31, 2000, Paisano Publications has been able to provide $315,220 of funding to the Company based on Paisano's attainment of Excess Cash Flow. The inability of Paisano Publications to provide funds to the Company can adversely impact the ability of the Company to repay certain expenses of the Company.

     Because the Nomura Indebtedness includes restrictions on the ability of the Paisano Companies to transfer funds to the Company in the form of cash dividends, loans or advances, the net assets of the Paisano Companies are considered to be restricted. The restricted net assets of the Paisano Companies on December 31, 2000 totaled negative $389,389.

     The Nomura Indebtedness contains numerous operating and financial covenants, including but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures. As of December 31, 2000, the Company was not in compliance with any of such financial covenants. In addition, as of March 1, 2001, the Company was not in compliance with certain technical compliance provisions of the Nomura Credit Agreement. No assurance can be given that a satisfactory resolution of these default issues will be obtained. Any non-compliance could restrict the Company's business activities, and could expose the Company to materially adverse consequences if any such defaults are not resolved, by reason of the remedies available to Nomura under the loan documents pertaining to the Nomura Indebtedness, including but not limited to, the foreclosure on the Company's assets, which are provided as collateral.

     In connection with the Paisano Acquisition, the Company issued Subordinated Seller Notes in the aggregate amount of $13,000,000 to Joseph Teresi, the sole shareholder of the Paisano Companies prior to the Paisano Acquisition. The Subordinated Seller Notes consisted of a subordinated promissory note in the amount of $5,000,000, a limited recourse subordinated promissory note in the amount of $5,000,000 secured by the Martin Mirror Note (as defined in the applicable instruments) and a short-term subordinated promissory note in the amount of $3,000,000. The first two notes (the "Subordinated Notes") bear interest at an annual rate that escalates from 6% to 10% and may be extended for an additional five years. The remaining $3,000,000 (the "Short Term Note") was initially issued as a 90 day note that bears interest at an annual rate of 10%. On April 3, 2000, the then remaining principal and interest balance on the $5,000,000 subordinated promissory note was exchanged for 3,356,710 shares of Easyriders, Inc. Common Stock issued to Mr. Teresi.

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

 .    The interest rate was reduced from 20% per annum to 13% per annum.

 .    Provided the Siena Loan is paid off by December 31, 2000, twenty percent
     (20%) of all warrants vested by and through such date will be surrendered.

     As of December 31, 2000, the Company did not possess the resources to pay off the Siena Loan. As a result, as provided under the modified terms, an additional 350,000 warrants vested to each of Mr. Martin and Mr. Teresi. In addition, as of March 13, 2001, the Company still did not possess the resources to pay off the Siena Loan and, as a result, an additional 225,000 warrants have vested to each of Mr. Martin and Mr. Teresi. As of March 30, 2001, Mr. Teresi aquired all of Mr. Martin's interest in the Siena Loan, and all warrants vested up to such date.

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

     While the Company secured a $4 million cash infusion through the sale of El Paso Bar-B-Que Company, it continues in its attempts to secure additional cash infusions through the consummation of certain other business transactions. The Company is also evaluating the issuance of additional debt or equity securities. While the Company believes that such efforts, together with ongoing operations, will enable the Company to meet its anticipated cash needs for the next 12 months (excluding the repayment of the Nomura Indebtedness, if not otherwise refinanced), there can be no assurance that this will be the case, as projections of future cash needs and cash flows are subject to substantial uncertainty. In the event that the Company is unsuccessful in its efforts to raise capital beyond that which is projected to be realized from current operations, the Company will not be able to meet its liquidity obligations.

Forward-Looking Information and Certain Factors

     Certain statements in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, risks associated with future capital needs, management of growth, availability of adequate financing, integration of business operations, concentration of stock ownership, restrictions imposed on the Company by the Lender, the magazine publishing and restaurant business, paper, and other raw material prices and other factors discussed herein, in the Company's Prospectus/Proxy Statement on Form S-4 dated September 8, 1998 and other filings submitted to the Securities and Exchange Commission.

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

     In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which became effective December 2000. SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The application of this SAB did not have a material effect on the Company's revenue recognition policies.

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

     In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments that were entered into prior to November 16, 20000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

     The Company is exposed to a variety of risks, including paper price volatility and changes in interest rates affecting the cost of its debt.

Paper Price Volatility

     A primary component of the Company's cost of sales in the magazine publishing segment is the cost of paper. Consequently, increases in paper prices can adversely impact the Company results of operations.

Interest Rates

     The Company is subject to certain interest rate risk related to the Senior Loans. The Senior Loans mature on September 23, 2001 and bear interest at an annual rate equal to the prime rate of the Lender plus 1.85% payable monthly. The interest rate on the balance of $21,146,957 outstanding on December 31, 2000 was 11.35 %. An increase in interest rates of 1% would result in an increase in interest expense of approximately $210,000.

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

     Item 9.   Changes In and Disagreements With Accountants On Accounting and
               ---------------------------------------------------------------
               Financial Disclosure.
               --------------------

     None.


PART III

     Item 10.  Directors and Executive Officers of the Registrant.
               ---------------------------------------------------

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

     Item 11.  Executive Compensation.
               ----------------------

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.
               --------------------------------------------------------------

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

     Item 13.  Certain Relationships and Related Transactions.
               ----------------------------------------------

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.


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

               (2)  Financial Statement Schedules

               None.

     (b)  Reports on Form 8-K

               Current Report of the Company on Form 8K, as filed on October 20, 2000.

               Current Report of the Company on Form 8K, as filed on November 22, 2000.

               Current Report of the Company on Form 8K, as filed on December 21, 2000.

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

10.1 Assignment of Motorcycle Shop Lease Agreement --Myrtle Beach, SC by Newriders to Leon Hatcher (incorporated by reference to Exhibit 10.2.5 to

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

10.52 Stock Purchase Agreement, dated April 8, 1999, between Joseph Teresi and Easyriders. (incorporated by reference to Exhibit
               10.52 of the Easyriders, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 1998).

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

10.55 Stock Purchase Agreement, dated February 4, 2000, between John Martin and Easyriders (incorporated by reference to Exhibit 10.55 of the Easyriders, Inc. Annual Report on Form 10-K for the year ended December 31, 1999).

10.56 Stock Purchase Agreement, dated February 4, 2000 between Joseph Teresi and Easyriders (incorporated by reference to Exhibit 10.56 of the Easyriders, Inc. Annual Report on Form 10-K for the year ended December 31, 1999).

10.57 Proposal of Joseph Teresi dated April 3, 2000 (incorporated by reference to Exhibit 10.57 of the Easyriders, Inc. Annual Report on Form 10-K for the year ended December 31, 1999).

10.58 Consent and Waiver Under Note and Warrant Purchase Agreement, dated as of February 7, 2000, by and among Easyriders, Paisano Publications and Nomura Holding America, Inc. (incorporated by reference to Exhibit 10.58 of the Easyriders, Inc. Annual Report on Form 10-K for the year ended December 31, 1999).

10.59 Agreement dated December 15, 1999 between Paisano Publications, Inc., John Green and Joseph Teresi (incorporated by reference to
               Exhibit 10.59 of
               the Easyriders, Inc. Annual Report on Form 10-K for the year ended December 31, 1999).

10.60 Events License and Inventory Sales Agreement dated as of March 31, 2000 by and between Paisano Publications, Inc., Teresi, Inc., and Action Promotions, Inc. (incorporated by reference to Exhibit
               10.60 of the Easyriders, Inc. Annual Report on Form 10-K for the year ended December 31, 1999).

10.61 Loan Purchase Agreement dated as of April 13, 2000 by and between John Martin, Joseph Teresi, and Siena Capital Partners, L.P. (incorporated by reference to Exhibit 10.61 of the Easyriders, Inc. Annual Report on Form 10-K for the year ended December 31,
               1999).

10.62 General Assignment and Assumption Agreement dated April 13, 2000 between Siena Capital Partners, L.P., John Martin, and Joseph Teresi (incorporated by reference to Exhibit 10.62 of the Easyriders, Inc. Annual Report on Form 10-K for the year ended December 31, 1999).

10.63 Consent and Waiver under Note and Purchase Agreement, dated as of April 12, 2000 by and among Easyriders, Paisano Publications and Nomura Holding America, Inc. (incorporated by reference to
               Exhibit 10.63 of the Easyriders, Inc. Annual Report on Form 10-K for the year ended December 31, 1999).

10.64 Stock Interests Purchase Agreement dated as of October 5, 2000, by and among Easyriders, Inc., Newriders, Inc., M&B Restaurants, L.C., MBPCR, Inc., El Paso Par-B-Que Company, Inc. and Culinary Holdings Incorporated (incorporated by reference to Exhibit 1.1 of the Easyriders, Inc. Current Report on Form 8-K dated October 20, 2000).

10.65 John Martin Termination Agreement dated March 1, 2001 (incorporated by reference to Exhibit 6.1 of the Easyriders, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2001).

10.66 Stock Purchase Agreement dated March 1, 2001 (incorporated by reference to Exhibit 6.2 of the Easyriders, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2001).

10.67 Product License Agreement dated March 28, 2001 by and between Easyriders, Inc. Paisano Publications, Inc. and Easyriders Licensing, Inc., on the one hand, and Southern Steel Sportswear, Inc., on the other hand.

10.68 Assumption and Release Agreement dated as of March 28, 2001 by and between Easyriders, Inc. and various subsidiaries thereof, one the one hand, and Southern Steel Streetwear, Inc. and Action Promotions, Inc., on the other hand.

16.1 Letter of Deloitte & Touche, LLP to Easyriders, Inc. dated November 17, 2000 (incorporated by reference to Exhibit 4.1 of the Easyriders, Inc. Current Report on Form 8-K dated November 22, 2000).

16.2 Letter of Deloitte & Touche, LLP to Easyriders, Inc. dated November 21, 2000 (incorporated by reference to Exhibit 7.1 of the Easyriders, Inc. Current Report on Form 8-K dated November 22, 2000).

21             Subsidiaries of the Registrant

INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Easyriders, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheet of Easyriders, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of December 31, 1999 and for the two years then ended, were audited by other auditors whose report dated April 14, 2000, expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Easyriders, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred net losses from operations, has negative cash flows from operations, and its current liabilities exceeds its current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stonefield Josephson, Inc.

Santa Monica, California
March 6, 2001

INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Easyriders, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheet of Easyriders, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Easyriders, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche, LLP

Costa Mesa, California
April 14, 2000

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                             2000              1999
                                                        --------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                 $  192,492        $    429,256
Accounts receivable, less allowance for doubtful
  accounts of $882,234 (2000) and $645,212 (1999)          2,008,505           3,230,067
Inventories                                                2,177,344           2,940,426
Prepaid publication costs                                    819,210             563,577
Prepaid expenses and other                                   849,844             670,386
Receivable from shareholder                                  278,374             395,010
Net assets of El Paso Bar-B-Que (Note 15)                          -           6,780,142
                                                        ------------       -------------

    Total current assets                                   6,325,769          15,008,864

PROPERTY AND EQUIPMENT, net                                  841,158           1,258,183

GOODWILL, net of accumulated amortization of
  $4,194,289 (2000) and $2,388,110 (1999)                 26,257,024          53,980,642

OTHER ASSETS                                                 172,670             300,244
                                                        ------------       -------------

                                                        $ 33,596,621        $ 70,547,933
                                                        ============       =============

                See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------

                                                                               2000                     1999
                                                                          -------------            -------------
LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY

CURRENT LIABILITIES:
Accounts payable                                                          $   5,237,813            $   7,084,278
Accrued payroll and payroll related expenses                                  1,204,786                  813,099
Accrued interest payable                                                        563,963                1,091,129
Other current liabilities                                                     1,528,143                1,428,770
Income taxes payable                                                             17,900                    8,800
Current portion of deferred subscription and advertising income               3,941,853                3,464,959
Current portion of convertible debentures                                             -                  316,667
Current portion of long-term debt                                            21,832,113                1,148,880
                                                                          -------------            -------------
    Total current liabilities                                                34,326,571               15,356,582
                                                                          -------------            -------------
CONVERTIBLE DEBENTURES, related party                                                 -                1,000,000

NOTE PAYABLE TO STOCKHOLDER                                                   8,000,000               11,575,000

LONG-TERM DEBT, net of current portion and debt discount,
  including related party indebtedness of $283,659 (2000) and
  $489,541 (1999)                                                               571,165               21,225,524

OTHER LONG-TERM LIABILITIES, including deferred sub-
  scription revenues of $1,477,385 (2000) and $1,509,003 (1999)               3,529,359                1,769,087


COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' (DEFICIT)/EQUITY:
Preferred stock, par value $.001 per share; 10,000,000 shares
  authorized, none outstanding                                                        -                        -
Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 28,590,702 shares (2000) and 23,056,751 shares (1999)
  outstanding                                                                    28,590                   23,056
Additional paid in capital                                                   64,611,943               58,983,147
Receivable from the sale of stock, less allowance for doubtful account
of $5,100,000 (2000) and $0 (1999)                                           (2,200,000)              (7,300,000)
Accumulated deficit                                                         (75,271,007)             (32,084,463)
                                                                          -------------            -------------
    Total stockholders' (deficit)/equity)                                   (12,830,474)              19,621,740
                                                                          -------------            -------------
                                                                          $  33,596,621            $  70,547,933
                                                                          =============            =============

                See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                              2000                   1999                    1998
                                                       ------------------     -------------------      ----------------
CONTINUING OPERATIONS:
SALES                                                      $   27,553,095          $   33,201,543        $   10,912,866

COST OF SALES                                                  23,943,056              29,861,349             8,645,113
                                                       ------------------     -------------------      ----------------
GROSS MARGIN                                                    3,610,039               3,340,194             2,267,753

EXPENSES:
Selling, general and administrative                             7,278,167              10,910,454             6,809,136
Depreciation and amortization                                   3,154,553               2,376,915               860,665
Stock issuance expense                                            204,862                 739,379             2,504,867
Loss from goodwill impairment                                  25,000,000                       -                     -
Loss on sale of restaurant to related party                             -                       -             1,099,760
Write-off of stock subscription receivable                              -                       -               750,000
                                                       ------------------     -------------------      ----------------
    Total expenses                                             35,637,582              14,026,748            12,024,428
                                                       ------------------     -------------------      ----------------
LOSS FROM OPERATIONS                                          (32,027,543)            (10,686,554)           (9,756,675)

OTHER INCOME (EXPENSE)                                            (51,928)                287,181               177,371
INTEREST EXPENSE                                               (4,253,883)             (3,555,121)           (2,468,800)
                                                       ------------------     -------------------      ----------------
LOSS BEFORE PROVISION FOR
  INCOME TAXES                                                (36,333,354)            (13,954,494)          (12,048,104)

PROVISION FOR INCOME TAXES                                         23,486                  11,500                 8,300
                                                       ------------------     -------------------      ----------------
NET LOSS FROM CONTINUING
  OPERATIONS                                                  (36,356,840)            (13,965,994)          (12,056,404)

DISCONTINUED OPERATIONS:
LOSS FROM OPERATIONS                                             (849,203)               (137,564)              (75,485)
LOSS ON DISPOSAL                                               (5,980,501)                      -                     -
                                                       ------------------     -------------------      ----------------
NET LOSS                                                   $  (43,186,544)         $  (14,103,558)       $  (12,131,889)
                                                       ==================     ===================      ================
NET LOSS PER SHARE - BASIC AND DILUTED
  CONTINUING OPERATIONS                                    $        (1.34)         $        (0.65)       $        (1.03)
  DISCONTINUED OPERATIONS                                           (0.25)                  (0.00)                (0.01)
                                                       ------------------     -------------------      ----------------
  NET LOSS                                                 $        (1.59)         $        (0.65)       $        (1.04)
                                                       ==================     ===================      ================
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - BASIC
  AND DILUTED                                                  27,055,689              21,617,543            11,686,551
                                                       ==================     ===================      ================

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                                                              Common
                                                       Common stock          Additional       stock         Receivable
                                                 -----------------------      paid-in      subscription    from the sale   Treasury
                                                  Shares         Amount       capital       receivable       of stock       stock
BALANCE, January 1, 1998                         8,590,713      $  8,591   $  6,893,267    $  (750,000)    $        -    $        -

Common stock issued in conjunction with
  convertible debentures                           432,575           432      1,205,711

Warrants issued in connection with issuance
  of convertible debentures                                                     542,858

Common stock issued for services and in
  satisfaction of accounts payable                 500,000           500      2,099,500

Discount on convertible debenture issuance                                      500,002

Contribution of stock from certain founders of
  the Company                                                                (9,480,979)                                  9,480,979

Reissuance of treasury stock in connection with
  the acquisition of the Paisano Companies                                    9,480,979                                  (9,480,979)

Issuance of stock related to the purchase of
  Paisano Companies                              3,415,267         3,415     19,996,585

Issuance of stock options and common stock
  purchase warrants in connection with
  the acquisition of the Paisano Companies                                    3,711,024

Issuance of stock related to the purchase of
  M&B Restaurants LC                             2,000,000         2,000      6,158,000

Issuance of common stock in exchange for
  cash and notes receivable                      4,036,797         4,037     12,295,963                    (7,300,000)

Issuance of common stock as compensation to
  employees                                        320,000           320        915,680

Write-off of common stock subscription
  receivable                                                                                   750,000

Shares issued in lieu of payment on rounding
  caused by stock split                                 23


Net loss
                                                ----------      --------    -----------    -----------    -----------    ----------
BALANCE, December 31, 1998                      19,295,375      $ 19,295    $54,318,590    $         -    $(7,300,000)   $        -

                                                                         Total
                                                  Accumulated         stockholders'
                                                    deficit             equity/(deficit)
BALANCE, January 1, 1998                        $  (5,849,016)        $    302,842

Common stock issued in conjunction with
  convertible debentures                                                 1,206,143

Warrants issued in connection with issuance
  of convertible debentures                                                542,858

Common stock issued for services and in
  satisfaction of accounts payable                                       2,100,000

Discount on convertible debenture issuance                                 500,002

Contribution of stock from certain founders of the Company

Reissuance of treasury stock in connection with the acquisition of the Paisano Companies

Issuance of stock related to the purchase of
  Paisano Companies                                                     20,000,000

Issuance of stock options and common stock
  purchase warrants in connection with
  the acquisition of the Paisano Companies                               3,711,024

Issuance of stock related to the purchase of
  M&B Restaurants LC                                                     6,160,000

Issuance of common stock in exchange for
  cash and notes receivable                                              5,000,000

Issuance of common stock as compensation to
  employees                                                                916,000

Write-off of common stock subscription
  receivable                                                               750,000

Shares issued in lieu of payment on rounding caused by stock split

Net loss                                          (12,131,889)         (12,131,889)
                                                 ------------         ------------
BALANCE, December 31, 1998                        (17,980,905)        $ 29,056,980

                See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (Continued)
--------------------------------------------------------------------------------


                                                                                                                     Common
                                                               Common stock                     Additional           stock
                                                      -----------------------------               paid-in         subscription
                                                          Shares           Amount                 capital          receivable
BALANCE, January 1, 1999                                 19,295,375       $  19,295           $   54,318,590          $     -

Common stock issued in a private
  placement on April 8, 1999                              2,795,900           2,796                3,597,204

Common stock issued in a private
  placement on July 14, 1999                                469,880             470                  599,530

Common stock issued in a private
  placement on July 31, 1999                                 10,000              10                   13,890

Common stock issued in a private
  placement on August 31, 1999                               10,000              10                   11,890

Common stock issued for services                            236,782             236                  272,641

Common stock issued as compensation
  to employees                                                9,700              10                   12,115

Common stock issued in satisfaction
  of interest payable                                       229,114             229                  157,287

Net loss
                                                      -------------       ---------           --------------          --------
BALANCE, December 31, 1999                               23,056,751       $  23,056           $   58,983,147          $     -

Common stock issued in a private
  placement on February 9, 2000                             987,654             988                  665,679

Common stock and options issued for service                  93,698              94                  235,432

Common stock issued in satisfaction
  of interest payable                                       145,240             145                   90,156

Common stock issued to settle litigation                    500,000             500                  368,250

Common stock warrants issued below market                                                            388,875

Common stock warrants repriced                                                                        65,403

Common stock issued in satisfaction of debt               3,807,359           3,807                3,815,001

Reserve against receivable

Net loss
                                                      -------------       ---------           --------------          -------
BALANCE, December 31, 2000                               28,590,702       $  28,590           $   64,611,943          $     -
                                                      =============       =========           ==============          =======



                                              Receivable                                                        Total
                                            from the sale            Treasury       Accumulated             stockholders'
                                               of stock                stock          deficit              equity/(deficit)
BALANCE, January 1, 1999                      $ (7,300,000)           $      -      $ (17,980,905)          $    29,056,980

Common stock issued in a private
  placement on April 8, 1999                                                                                      3,600,000

Common stock issued in a private
  placement on July 14, 1999                                                                                        600,000

Common stock issued in a private
  placement on July 31, 1999                                                                                         13,900

Common stock issued in a private
  placement on August 31, 1999                                                                                       11,900

Common stock issued for services                                                                                    272,877

Common stock issued as compensation
  to employees                                                                                                       12,125

Common stock issued in satisfaction
  of interest payable                                                                                               157,516

Net loss                                                                              (14,103,558)              (14,103,558)
                                             -------------            --------      -------------           ---------------
BALANCE, December 31, 1999                    $ (7,300,000)           $      -      $ (32,084,463)          $    19,621,740

Common stock issued in a private
  placement on February 9, 2000                                                                                     666,667

Common stock and options issued for service                                                                         235,526

Common stock issued in satisfaction
  of interest payable                                                                                                90,301

Common stock issued to settle litigation                                                                            368,750

Common stock warrants issued below market                                                                           388,875

Common stock warrants repriced                                                                                       65,403

Common stock issued in satisfaction of debt                                                                       3,818,808

Reserve against receivable                       5,100,000                                                        5,100,000

Net loss                                                                              (43,186,544)              (43,186,544)
                                              ------------            --------      -------------           ---------------
BALANCE, December 31, 2000                    $ (2,200,000)           $      -      $ (75,271,007)          $   (12,830,474)
                                              ============            ========      =============           ===============

                See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
-----------------------------------------------------------------

                                                                                2000             1999            1998
                                                                          --------------------------------------------------
CONTINUING OPERATIONS:
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss                                                                     $ (36,356,840)   $(13,965,994)    $(12,056,404)
Adjustments to reconcile net loss to cash used in operating activities:
  Common stock issuance expense                                                    204,862         739,379        1,888,867
  Common stock and options issued for services and as compensation                 235,526         285,002          616,000
  Common stock issued for interest                                                  67,725         118,137
  Common stock issued in settlement of litigation                                   43,750
  Depreciation and amortization                                                  3,154,553       2,376,915          860,665
  Loss on sale of restaurant to third party                                                                       1,099,760
  Loss on sale of Easyriders of Columbus to related party                          493,784
  Loss on sale of fixed assets                                                     118,830         311,915          182,717
  Loss from goodwill impairment                                                 25,000,000
  Write-off of stock subscription receivable                                                                        750,000
  Amortization of debt issuance costs                                              314,772         314,775        1,369,536
  Non-cash interest expense                                                        454,278
  Increase (decrease) in cash resulting from changes in operating accounts:
    Current assets                                                               1,321,739         847,649        2,164,701
    Other assets                                                                   (38,680)       (100,142)          54,594
    Current liabilities                                                         (1,071,577)      5,108,866        1,336,380
    Other long-term liabilities                                                  1,760,272       1,219,250         (139,696)
                                                                          --------------------------------------------------
      Net cash used in operating activities                                     (4,297,006)     (2,744,248)      (1,872,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, less cash acquired                                                                  (18,951,876)
Proceeds from sale of El Paso                                                    4,000,000
Proceeds from sale of fixed assets                                                  10,000           9,000          215,325
Purchase of fixed assets                                                          (121,159)       (596,995)        (243,319)
                                                                          --------------------------------------------------
      Net cash provided by (used in) investing activities                        3,888,841        (587,995)     (18,979,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash                                                                          313,640
Issuance of convertible debentures and long-term debt                              651,008       2,065,855       22,850,000
Payment of long-term debt and capital leases                                      (779,248)       (894,706)      (7,671,177)
Payment of stockholders advances                                                                                   (201,350)
Common stock issued for cash                                                       500,000       2,025,800        5,000,000
                                                                          --------------------------------------------------
      Net cash provided by financing activities                                    371,760       3,510,589       19,977,473
                                                                          --------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS                                                 $     (36,405)   $    178,346     $   (875,277)

CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS                               (200,359)              -         (136,446)
                                                                          --------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (236,764)        178,346       (1,011,723)

CASH AND CASH EQUIVALENTS, beginning of year                                       429,256         250,910        1,262,633
                                                                          --------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                       $     192,492    $    429,256     $    250,910
                                                                          ==================================================

                See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                                                  2000             1999            1998
                                                                            -----------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                     $   3,478,405    $  2,544,813     $  1,083,101
                                                                            ===============================================

NON-CASH FINANCING ACTIVITIES:
Common stock issued in settlement of accounts payable                        $           -    $          -     $    211,134
                                                                            ===============================================
Common stock issued in settlement of debt                                    $   3,446,787    $  1,500,000     $  1,506,142
                                                                            ===============================================
Convertible debentures issued with conversion discount                       $           -    $          -     $    500,002
                                                                            ===============================================
Issuance of warrants in connection with debt issuance                        $           -    $          -     $  1,487,190
                                                                            ===============================================
Common stock issued in settlement of accrued liability                       $           -    $          -     $    300,000
                                                                            ===============================================
Common stock issued in exchange for a note receivable                        $           -    $          -     $  7,300,000
                                                                            ===============================================
Common stock issued in settlement of litigation                              $     325,000    $          -     $          -
                                                                            ===============================================
Common stock issued upon conversion of debt                                  $     394,770    $          -     $          -
                                                                            ===============================================

NON-CASH INVESTING ACTIVITIES:
Purchase of magazine label and assumption of current portion
  of subscription income                                                     $           -    $    132,859      $          -
                                                                            ===============================================
Purchase of property, plant and equipment under capital leases               $      26,942    $  1,280,159     $          -
                                                                            ===============================================


DETAIL OF BUSINESSES ACQUIRED IN PURCHASE
  BUSINESS COMBINATIONS (Note 3):
On September 23, 1998, the Company acquired the net assets of the Paisano Companies. A summary of the transaction is as follows:

  Cash paid                                                                                                    $ 15,000,000
  Receivable related to purchase adjustments                                                                       (398,085)
  Promissory notes issued                                                                                        13,000,000
  Fair market value of stock issued (6,493,507 shares at $3.08 per share)                                        20,000,000
  Fair market value of options issued to employees of Paisano Companies                                             697,434
  Fair value of liabilities assumed                                                                              14,499,307
  Other acquisition costs                                                                                         5,251,474
  Fair value of tangible and identifiable assets acquired                                                       (11,681,378)
                                                                                                               ------------
    Excess of cost over identifiable assets acquired (goodwill)                                                  56,368,752
                                                                                                               ============
On September 23, 1998, the Company acquired the net assets of the M&B
  Restaurants, L.C. A summary of the transaction is as follows:

  Fair market value of stock issued (2,000,000 shares at $3.08 per share)                                      $  6,160,000
  Fair value of liabilities assumed                                                                               4,140,729
  Other acquisition costs                                                                                           639,817
  Fair value of tangible and identifiable assets acquired                                                        (4,141,861)
                                                                                                               ------------
      Excess of cost over identifiable assets acquired (goodwill)                                              $  6,798,685
                                                                                                               ============

                See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
-------------------------------------------------------------------------------

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

        El Paso is a Texas limited liability company, which owns and operates six barbecue and smoked meat restaurants, five of which are located in Arizona and one of which is located in Oklahoma. The restaurants are operated under the name "El Paso Bar-B-Que." On October 5, 2000, the Company sold its interest in El Paso to a related party. (See Footnote 15 - Discontinued Operations).

        Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-------------------------------------------------------------------------------

2.      MANAGEMENT'S PLANS

        The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is in full compliance with all payment obligations to Nomura (see Note 8), but is in default under its Nomura Loan with respect to certain loan covenants. The principal balance of the Nomura Loan is due on September 23, 2001. Without extension of its Nomura Loan or obtaining an alternative form of debt financing, it would be unlikely for the Company to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are discussed below.

        During the year ended December 31, 2000, the Company incurred a net loss of $43,186,544, and the cash used in operations was $4,297,006.

        During 2000, recorded expenses aggregating $29,475,466 contributed to the net loss from continuing operations, but did not adversely impact the Company's operating cash flow. Components of such total expense include: (i) an impairment charge to goodwill of $25,000,000; (ii) depreciation and amortization of $3,154,553; (iii) stock issuance in satisfaction of obligations and stock issuance expense aggregating $551,863; (iv) non-cash interest expense of $454,278; and, (v) debt issuance costs of $314,772.

        The Company incurred approximately $35,000,000 of expenses during the year which Management believes will not recur in future periods to the extent experienced in 2000. Such expenses include: (i) the impairment charge to goodwill of $25,000,000; (ii) a $5,980,501 loss on the sale of El Paso Bar-B-Que restaurants, and an operating loss of $849,203 for this subsidiary; (iii) a $1,360,254 loss on the sale of Easyriders of Columbus, Inc.; (iv) approximately $469,000 of legal and professional expenses related primarily to litigation; and, (v) approximately $917,000 of general and administrative expenses at Easyriders, Inc., the parent company.

        Management is evaluating and implementing several strategies which will improve the liquidity and operations of the Company. While there can be no assurance that ultimate implementation will be successful, these strategies include:

        . Outsourcing our wholesale products division to an experienced vendor with responsibility for manufacturing, warehousing, shipping and fulfillment.

        .     Changing cover prices and frequencies in our magazine division.

        .     Refinancing the Nomura Holding America Inc. indebtedness.

        . Reducing our goodwill amortization by recognizing in fiscal 2000 a $25,000,000 goodwill impairment charge.

        . Expanding the subscriber base and advertising revenues of Paisano Publications, Inc.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-------------------------------------------------------------------------------

        . Merging our VQ title with V-Twin, and re-launching V-Twin magazine in a completely new format (first issue on sale April 2001).

        . Continuing production of an annual V-Twin trade show, capitalizing on the success of our event in Cincinnati, Ohio in February 2001.

        .     Expanding our overseas magazine licensing program.

        .     Eliminating unprofitable magazine titles.

        . Growing our new magazine, Tailgate, and our trade publication, Tattoo Industry.

        .     Exploiting our video library to cable and other channels.

        . Reducing occupancy costs, by leasing out a portion of our facilities.

        . Reducing general and administrative costs as a result of a recently completed corporate restructuring.

        No assurance can be given that the Company will be successful in achieving all of management's goals and achieve profitability or positive cash flows from operations. If management is unable to achieve profitability or positive cash flows from operations, extend its Nomura Loan or obtain an alternative form of debt financing, the Company may not be able to meet its obligations and may have to cease operations.

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

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-------------------------------------------------------------------------------

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

        The acquisition of Paisano Companies was accounted for as a purchase and the resulting goodwill of $55,451,313 (net of a $917,439 write-off of goodwill pertaining to the sale of Easyriders of Columbus (Footnote 16 - Sale of Assets) is being amortized on a straight-line basis over 30 years.

        El Paso Acquisition - On September 23, 1998, the Company acquired all of the issued and outstanding membership interests of El Paso from the members, who included the Chairman and the President of the Company, for 2,000,000 shares of Easyriders' common stock valued at $3.08 per share. The acquisition of El Paso was accounted for as a purchase and the resulting goodwill of $6,798,685 was being amortized on a straight-line basis over 20 years, until October 5, 2000 when El Paso was sold (See
        Note 15 - Discontinued Operations).

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


               SALES                                          $ 47,232,108
                                                             =============
               PRO FORMA LOSS FROM OPERATIONS                 $(12,021,536)
                                                             =============
               PRO FORMA NET LOSS                             $(16,004,759)
                                                             =============
               PRO FORMA NET LOSS PER SHARE                   $      (0.83)
                                                             =============


        The pro forma results of operations are not necessarily indicative of actual results that may have occurred had the operations of Easyriders, Newriders, the Paisano Company, and El Paso been combined in prior years nor are they necessarily indicative of future operating results.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-------------------------------------------------------------------------------

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

        Revenue Recognition - The Company's revenue stems primarily from the sale of magazines, magazine advertising space, merchandise, apparel, and restaurant sales. The Company records revenue based on the following:

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

        Income Taxes - Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which differences are expected to be recovered or settled. A valuation allowance was recorded to reduce deferred tax assets to an amount that represents the Company's best estimate of the amount of such deferred tax assets that are likely to be realized.

        Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        Accounts Receivable - The Company has recorded the following activity in the valuation accounts since the Reorganization on September 23, 1998, as activity prior to this date was not significant:


            Period Ending         Beginning Balance        Charged to Expense       Written-off      Ending Balance
          -----------------       -----------------        ------------------       -----------      --------------
          December 31, 1998            $460,674                  $196,125            $(153,170)          $503,629
          December 31, 1999            $503,629                  $258,737            $(117,154)          $645,212
          December 31, 2000            $645,212                  $627,479            $(390,457)          $882,234

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-------------------------------------------------------------------------------

        Inventories - Inventories, consisting primarily of paper for magazine production and retail merchandise are stated at the lower of cost (first-in, first-out method) or market.

        Prepaid Publication Costs - Publication costs of magazines and videos, including editorial, postage, printing and paper costs are included in prepaid publications costs until the issue is released for sale, at which time the related costs are charged to cost of sales.

        Deferred Promotion Costs - The Company accounts for promotion costs, which consist primarily of printing and mailing costs on direct mail promotions for its general circulation magazines, in accordance with American Institute of Certified Public Accountants' Statement of Position 93-7. These costs, which are deferred to the extent of additional subscription revenues less incremental fulfillment costs, are amortized over the magazine subscription period generated from these promotions, not to exceed one year. All other advertising expenses are expensed at the time the advertising takes place. As of December 31, 2000, $214,429 of these expenses were included in prepaids and other current assets. Advertising expense amounted to $650,594, $648,664 and $748,098 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

        Goodwill - Goodwill is associated with the acquisition of the Paisano Companies and El Paso in 1998 (See Note 3 - Acquisitions). Goodwill is amortized on a straight-line basis over periods ranging from 20 to 30 years. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill. If the carrying value of the asset exceeds the estimated discounted future net cash flows from operating activities of the related business, a permanent impairment is deemed to have occurred under the guidance from Staff Accounting Bulletin (SAB) Topic 5 CC. In this event, the asset is written down, accordingly. As of December 31, 2000, management determined that impairment existed, and a loss from impairment of $25,000,000 was recognized.

        Deferred Financing Costs - Costs incurred in obtaining financing are deferred and amortized over the term of the related debt.

        Deferred Rent - The Company recognizes rent expense on a straight-line basis over the term of the leases (See Note 13 - Commitments and Contingencies).

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

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-------------------------------------------------------------------------------

        their fair values because of their short-term maturities. The carrying value of the Company's notes payable, convertible debentures, and long-term debt are representative of their fair value because of the short period of time elapsed since origination or the underlying interest rates are variable.

        Use of Estimates in Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

        Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. At December 31, 2000, management determined that the carrying value is recoverable, except for goodwill which is discussed above under Goodwill.

        Comprehensive Income - In 1997, the Financial Accounting Standards Board
        (FASB) issued SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and displaying of comprehensive income and its components. For the years ended December 31, 1998, 1999 and 2000, there was no difference between the Company's net loss and comprehensive loss.

        Recent Accounting Developments - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 was initially effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, was issued which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt this new standard as of January 1, 2001. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not believe it participates in such activities.

        In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which became effective December 2000. SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The application of this SAB did not have a material effect on the Company's revenue recognition policies.

        In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25 Accounting for Certain Transactions Involving Stock Compensation, which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). If the exercise price of a fixed stock option award is reduced, the award must be accounted for as variable stock option plan from the date of the modification to the date the award is exercised, is forfeited or expires unexercised. The exercise price of a stock option has been reduced if the fair value of the consideration

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-------------------------------------------------------------------------------

        required to be paid by the grantee upon exercise is less than, or potentially less than, the fair value of the consideration that was required to be paid pursuant to the option award's original terms. The requirements concerning modifications to fixed stock option awards that directly or indirectly reduce the exercise price of an option award apply to modifications made after December 15, 1998, and will be applied prospectively as of July 1, 2000. The adoption of this interpretation did not impact the Company's financial statements.

        In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments that were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.

  5.    PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                                                          2000               1999
          Office equipment                                                          $        197,870      $      299,529
          Computer equipment                                                                 794,403             806,843
          Production and restaurant equipment                                                 26,710             741,727
          Leasehold improvements                                                             146,911             126,940
                                                                                    -----------------     ---------------

                                                                                           1,165,894           1,975,039
          Less accumulated depreciation                                                     (324,736)           (716,856)
                                                                                    -----------------     ---------------

          Property and equipment, net                                               $        841,158          $1,258,183
                                                                                    =================     ===============

6.      INVENTORIES

        Inventories consist of the following:

                                                                                         2000                 1999
          Paper                                                                     $       910,649      $       866,171
          Motorcycles and parts                                                                   -              921,800
          Other retail products                                                           1,266,695            1,152,455
                                                                                    ----------------     ----------------

                                                                                    $     2,177,344      $     2,940,426
                                                                                    ================     ================

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

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-------------------------------------------------------------------------------

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

        During 1999, $118,137 of accrued interest on this debenture was converted into 229,114 shares of common stock of the Company. In connection with this transaction, the Company incurred stock issuance expenses of $39,379. During 2000, $67,725 of accrued interest on this debenture was converted into 145,240 shares of common stock of the Company. In connection with these transactions, the Company incurred stock issuance expenses of $22,574. On October 5, 2000, in connection with the sale of El Paso to a related party (see Note 15 - Discontinued Operations), the $1,000,000 in principal balance then outstanding was forgiven.

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

          Tranche A - The Debentures in Tranche A were converted into common stock at 72.5% of the five-day average closing bid price on the conversion date and were converted into common stock during 1997. The Company issued a total of 146,913 shares of its common stock in connection with the conversion of the $600,000 of the original principal amount of the Debentures, plus interest accrued through the conversion date of $10,523.

          Tranche B - Convertible into common stock at the lesser of the five-day average closing bid price on the closing date or 80% of the five-day average closing bid price on the conversion date, as defined.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-------------------------------------------------------------------------------

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

        The Debentures were converted at a discount to the market price of the Company's common stock. The resulting conversion discount, which aggregated $481,667 at the dates of issuance, was recognized by the Company as interest expense over the shortest expected term to anticipated conversion of the Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the Debentures, any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date.

        In conjunction with the issuance of the Debentures, the Company issued an aggregate of 25,000 shares to a financial advisor as compensation for arranging the Debenture issuances. The fair value of the shares has been recorded as debt issuance costs and was amortized through the conversion date of the Debentures.

        Additionally, in conjunction with the issuance of the Debentures, the Company issued five-year broker warrants for 41,529 shares of common stock with exercise prices from $3.83 to $4.05 per share. The fair value of the warrants has been recorded as debt issuance costs and was amortized through the conversion date of the Convertible Debentures.

8.      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        Long-term debt and capital lease obligations are summarized as follows:

                                                                                              December 31,
                                                                                  ---------------------------------
                                                                                        2000              1999
        Senior term loan, net of unamortized debt discount of $229,399 in 2000
         and $544,176 in 1999                                                          $15,917,558       $15,751,412

        Revolving term loan                                                              5,000,000         4,375,000

        Note payable related to settlement of litigation in the amount of
         $1,000,000 less imputed interest (at 10.35%) of $106,999.  Payments of $35,000 are due monthly through December 20, 2000 increasing to
         $40,000 through December 20, 2001, and to $50,000 through
         February 20, 2002                                                                 573,249           893,001

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-------------------------------------------------------------------------------

                                                                                              December 31,
                                                                                  ---------------------------------
                                                                                        2000              1999
        Secured installment promissory note agreements with a commercial lender bearing interest at 13.5%, interest and principal payments of $24,160 due through December 2002. A director, and the president of the
         lender, was a director of the Company until March 1, 2001                         575,557           781,439


        Note payable related to settlement of litigation in the amount of
          $90,000 which was paid in full by March 2000                                           -            37,000



        Promissory note with two related parties, dated April 13, 2000, bearing
         interest at a rate of 13% per annum.                                              236,179           275,000

        Secured inventory flooring agreement with a commercial lender bearing interest at the prime rate plus 3.75% due upon sale of the underlying
         inventory                                                                               -           157,516

        Obligations under capital leases with various financial institutions
         ending on various dates through May 2004                                          100,735           104,036
                                                                                  ----------------  ----------------

        Subtotals                                                                       22,403,278        22,374,404

        Less current maturities                                                        (21,832,113)       (1,148,880)
                                                                                  ----------------  ----------------

        Total Long-term Debt and Capital Lease Obligations                        $        571,165  $     21,225,524
                                                                                  ================  ================

        Upon its acquisition by Easyriders, Inc., Paisano Publications obtained an aggregate of $22,000,000 in financing (the Nomura Indebtedness) from a financial institution. This financing was comprised of a $17,000,000 senior term loan (the Term Loan) and a $5,000,000 revolving loan (the Revolving Loan). The proceeds from the Term Loan plus $3,500,000 of the Revolving Loan were used to repay certain promissory notes issued to the seller of the Paisano Companies in conjunction with the Paisano Acquisition (see Note 3 - Acquisitions) and to pay certain acquisition expenses. To the extent that Paisano Publications is in compliance with the terms of the Term Loan, any unused portion of the Revolving Loan may be used by Paisano Publications for working capital purposes. At December 31, 2000, there were no available borrowings under the Revolving Loan.

        The Nomura Indebtedness is guaranteed (the Guarantees) by Easyriders and the Paisano Companies, other than Paisano Publications (the Guarantors). The Nomura Indebtedness will mature on September 23, 2001, and bears interest at an annual rate equal to the prime rate (9.50 % at December 31, 2000) plus 1.85%, payable monthly. The Nomura Indebtedness and the Guarantees are secured by a first priority security interest in substantially all of the tangible and intangible assets (owned or hereafter acquired) of Easyriders and the Paisano Companies, including all of the capital stock or equity interests of the Paisano Companies and Newriders. The Nomura Indebtedness and the Guarantees constitute the primary senior secured indebtedness of Paisano Publications and the Guarantors and rank senior to all other indebtedness of Paisano Publications and the Guarantors.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-------------------------------------------------------------------------------

        Paisano Publications is obligated to pay Nomura a commitment fee equal to 0.25% per annum of the average daily undrawn amount of the Revolving Loan.

        At the end of each one-month period in which the Term Loan is outstanding, Paisano Publications is required to prepay the Term Loan in an aggregate principal amount equal to 35% of Excess Cash Flow, as defined, for such period, to the extent such Excess Cash Flow is achieved. The Term Loan has been classified as current at December 31, 2000.

        Because the Nomura Indebtedness included restrictions on the ability of the Paisano Companies to transfer funds to Easyriders in the form of cash dividends, loans, or advances, the net assets of the Paisano Companies are considered to be restricted. The restricted net assets of the Paisano Companies at December 31, 2000 totaled negative $389,389. See Parent Company financial information at Note 22.

        Subject to certain limitations on dividends, and provided that no event of default has occurred, Paisano Publications may advance funds to Easyriders monthly, limited to the lesser of $100,000 or 35% of the Excess Cash Flow for the preceding monthly period. As of December 31, 2000, Paisano Publications has been able to provide $315,220 of funding to the Company based on Paisano's attainment of Excess Cash Flow. The inability of Paisano Publications to provide funds to Easyriders, Inc. in the future can adversely impact the ability of Easyriders, Inc. to repay certain expenses of the Company (see Note 13 - Commitments and Contingencies).

        Under the terms of the Nomura Indebtedness, the Company issued warrants to purchase 355,920 shares of common stock at an exercise price of $3.00 per share, exercisable at any time up to seven years from their date of issuance. The fair value of the warrants, $944,332, has been recorded as a debt discount and is being amortized over the term of the Nomura Indebtedness. As compensation for the waivers related to events of noncompliance, the Company repriced the warrants. The increase in fair value of the warrants, if any, related to the reduction in the exercise price to $1.625 per share was recorded as a debt discount and is being amortized over the remaining term of the Nomura Indebtedness.

        The Nomura Indebtedness contains numerous operating and financial covenants, including but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures.

        On April 12, 2000, Nomura agreed to waive defaults under the Credit Agreement relating to maximum capital expenditures, maximum leverage ratios, minimum consolidated EBITDA, minimum consolidated net worth, minimum consolidated working capital and minimum interest coverage ratios, pursuant to a Second Amendment and Waiver Under Note and Warrant Purchase Agreement and Second Amendment to Warrant. In addition, Nomura agreed to amend the Credit Agreement in order to relax covenants for the 2000 calendar year relating to the maintenance of required levels of net worth and EBITDA, maximum leverage ratios and minimum interest coverage ratios. In consideration of the foregoing waivers and amendments, the Company agreed to reduce the exercise price on warrants to purchase 355,920 shares of Easyriders common stock issued to Nomura under the Credit Agreement, from $1.625 to "market price," as determined by a formula set forth in the Second Amendment to Warrant. The formula exercise price was adjusted down to $0.625 per share during the quarter ended

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-------------------------------------------------------------------------------

        June 30, 2000, and was adjusted down to $0.50 per share during the quarter ended September 30, 2000. The Company has recorded interest expense of $65,403 for the year in the accompanying financial statements as a result of the repricing of these warrants.

        As of December 31, 2000, the Company was not in compliance with certain of the financial ratio covenants of the Nomura Credit Agreement, as amended. Because of such non-compliance, Nomura has required that the company commence payment of the "Default Rate" of interest provided for in the Nomura Credit Agreement. (See Footnote 23 - Subsequent Events). The Company remains in full compliance with all financial payment obligations to Nomura under the Nomura Credit Agreement.

        The principal of the Nomura Indebtedness becomes due and payable on September 23, 2001 and, as such, has been classified as a current liability. The Company is presently in the process of attempting to refinance the obligation with a new creditor, and also has requested that Nomura consent to an extension of the Nomura Indebtedness. Thus far, Nomura has declined such request for a short-term extension.

        In October 1999, Paisano Publications issued a $275,000 increasing rate secured promissory note to an investment partnership, Siena Capital Partners, L.P. This loan (the Siena Loan) is subordinate to the Nomura Indebtedness. The loan bears interest at a rate of 20% per annum (increasing by 1% monthly beginning April 14, 2000), and is due and payable with accrued interest on October 14, 2000. Warrants to purchase 100,000 shares of the Common Stock of the Company were issued with an exercise price of $0.01 per share. If the Siena Loan has been paid off in its entirety by April 13, 2000, the warrants become null and void. In addition, if the balance is not paid in full by July 13, 2000, the Company must issue warrants to purchase an additional 300,000 shares of the Common Stock of the Company, and if the balance is not paid in full by October 13, 2000, the Company must issue warrants to purchase an additional 100,000 shares of the Common Stock of the Company. Thereafter, until the loan is paid in full, the Company must issue warrants to purchase 150,000 shares of the Common Stock of the Company on the 13th day of each month.

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

        As of December 31, 2000, the Company did not possess the resources to pay off the Siena Loan. Subsequent to the first warrants vesting on April 13, 2000 and through the end of the year, as provided under the modified terms, an additional 350,000 warrants vested to each of Mr. Martin and Mr. Teresi and the fair value of these warrants, aggregating $296,125, was recorded as interest expense.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
--------------------------------------------------------------------------------

        Effective March 1, 2001, Mr. Teresi purchased from Mr. Martin his one-half interest in the Siena Loan, and all warrants vested thereunder, for cash in the amount of $137,500 (see Subsequent Events - Note 23).

        Aggregate maturities of long-term debt and payment obligations under capital leases for each of the next five years and thereafter are as follows:

                                                Long-Term         Capital Lease
                                                   Debt            Obligations           Total
                                           -----------------------------------------------------------
        Year ending December 31:
          2001                                  $  22,032,512        $     46,566       $  22,079,078
          2002                                        499,430              40,462             539,892
          2003                                              -              27,665              27,665
          2004                                              -               3,608               3,608
                                                -------------        ------------       -------------
                                                   22,531,942             118,301          22,650,243
            Less debt discount - current             (229,399)                  -            (229,399)
            Less imputed interest                           -             (17,566)            (17,566)
                                                -------------        ------------       -------------
                                                $  22,302,543        $    100,735       $  22,403,278
                                                =============        ============       =============

9.      NOTES PAYABLE TO STOCKHOLDER

        In connection with the Paisano Acquisition, the seller of the Paisano Companies (the Seller) received promissory notes aggregating $13,000,000 (the Contributor Notes). The Contributor Notes consist of a subordinated promissory note (the Contributor Subordinated Note) in the amount of $5,000,000, a limited recourse subordinated promissory note (the Contributor Mirror Note) in the amount of $5,000,000 secured by the Martin Mirror Note (defined below) and a subordinated promissory note (the Contributor Short-Term Subordinated Note) in the amount of $3,000,000. The Contributor Subordinated Note has a term of five years and can be extended for an additional term of five years by the holder and bears interest at an annual rate of between 6% and 10%. The Contributor Mirror Note has a term of five years and will be extended if, and to the extent that, the Martin Mirror Note (see Note 13 - Commitments and Contingencies) is extended, and bears interest at an annual rate of between 6% and 10%. The Contributor Short-Term Subordinated Note bears interest at an annual rate of 10% and had a term of 90 days (stated maturity date of December 23, 1998). On April 9, 1999, the Company issued shares of stock in exchange for the forgiveness of interest on the Contributor Subordinated Note of $75,000 and a reduction in principal of the Contributor Subordinated Note from $5,000,000 to $3,575,000 (see Note 14 - Stockholder's Equity). On March 31, 2000, the seller of the Paisano Companies agreed to change the maturity date of the Short-Term Subordinated Note to March 31, 2002. Therefore, this Note was classified as long-term debt. (See Subsequent Events - Note 23).

        Effective April 3, 2000, the Seller agreed to forgive $3,446,787 of principal owed on the Contributor Subordinated Note, leaving a principal balance of $128,213, in exchange for 3,356,170 shares of the Company's common stock, valued using the average daily closing price of the common stock on the American Stock Exchange over 30 consecutive trading days ending on and including March 22, 2000. Concurrently, the Seller agreed to forgive (a) the residual balance due under the Contributor Subordinated Note of $128,213, (b) $96,739 of other obligations owed to Mr. Teresi by the Company

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-------------------------------------------------------------------------------

        in connection with rent and consulting fees, and (c) accrued interest on the Contributor Notes of $525,040, in exchange for the undertakings of Paisano Publications pursuant to an agreement involving the Company's Events Division. (See Footnote 12 -Long-Term Liabilities).

        On February 23, 1999, the Company borrowed $704,612 from two directors of the Company. The balance borrowed was evidenced by two promissory notes of equal amount from each shareholder. The notes bear interest at 13% per annum and both interest and principal are due on September 23, 2002. The Notes were fully repaid through proceeds from the issuance of common stock on April 8, 1999.

10.     INCOME TAXES

        The Company's provision (benefit) for income taxes consists of the following at December 31:

                                                       2000              1999
          Current:
            Federal                               $         0       $         0
            State                                      23,486            11,500
                                                  -----------       -----------
                                                       23,486            11,500
          Deferred:
            Federal                                 1,322,000         4,163,454
            State                                     189,000           528,759
            Change in valuation allowance          (1,511,000)       (4,692,213)
                                                  -----------       -----------
                                                            0                 0
                                                  -----------       -----------

Total tax provision (benefit)                     $    23,486       $    11,500
                                                  ===========       ===========

        A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to income before provision for income taxes is as follows for the year ended December 31:


                                                                        2000        1999
          Federal statutory rate                                        (35)%       (35)%
          State income taxes, net of federal benefit                      2           1
          Nondeductible expenses related to acquired intangibles         30           5
          Change in valuation allowance                                   4          30
          Other                                                          (1)         (1)
                                                                       -----       -----
          Total effective tax rate                                        0%          0%
                                                                       =====       =====

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
--------------------------------------------------------------------------------

        Significant components of the Company's deferred tax assets (liabilities) at December 31, 2000 and 1999 are as follows:

                                                                                     2000               1999
          Current:
            State taxes                                                        $    (75,000)        $  (90,218)
            Accrued compensation                                                    189,000            510,344
            Other                                                                   900,000            788,517
            Valuation allowance                                                  (1,014,000)        (1,208,643)
                                                                               ------------        -----------
            Subtotal deferred tax assets (liabilities) - Current                          -                  -
                                                                               ------------        -----------
          Noncurrent:
            State taxes                                                            (150,000)           (354,976)
            Fixed assets                                                            (25,000)            (14,410)
            Net operating loss carryforward                                     (11,186,000)          9,675,237
            Valuation allowance                                                 (11,011,000)        (9,305,851)
                                                                               ------------        -----------
            Subtotal deferred tax assets (liabilities) - Noncurrent                       -                  -
                                                                               ------------        -----------
            Total deferred tax assets (liabilities)                            $          -        $         -
                                                                               ============        ===========

        The Company has provided a full valuation allowance on the net deferred asset at December 31, 2000 and December 31, 1999, due to the uncertainty regarding its realization.

        At December 31, 2000, the Company has available net operating loss carryforwards of approximately $29,000,000 and $13,000,000 for federal and state income tax purposes, respectively. Approximately $11,995,000 of the federal loss carryforward related to pre-reorganization periods can be used to offset future taxable income. Sections 382, 383, and 1502 of the Internal Revenue Code of 1986 place certain limitations on the use of these acquired losses. A maximum of approximately $1,100,000 of the net operating loss carryforwards can be utilized annually in 2001 and subsequent years. Any net operating losses not utilized will begin expiring in 2011 and 2004 for federal and state purposes, respectively.

11.     PENSION PLAN

        The Paisano Companies had a noncontributory defined benefit pension plan (the Plan) covering a majority of their employees. The Company assumed this plan through the purchase of the Paisano Companies. Effective November 22, 1999, the Plan was terminated and the Plan assets were distributed to the Plan participants.


12.     LONG-TERM LIABILITIES

        In March 2000, Easyriders entered into a long-term licensing agreement with a third party, Action Promotions, Inc. ("API") pursuant to which API has been granted the exclusive right to produce and manage events and to sell event-specific merchandise under the Easyriders brand, in exchange for a commitment to make an advance purchase of merchandise and to pay certain guaranteed and percentage-based royalties. In connection with this transaction, the Company recorded a $1.5 million liability which represents the Company's obligation to provide Easyriders branded merchandise over a period of approximately eight years. At December 31, 2000, there is a balance of $0.2 million in short-

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
--------------------------------------------------------------------------------


        term liabilities and a balance of approximately $1.2 million in long-term liabilities resulting from this transaction. (See Subsequent Events - Note 23).

13.     COMMITMENTS and CONTINGENCIES

        Leases - The Company leases its facilities and certain equipment under both capital leases (Note 8) and triple net operating lease agreements. Under the terms of the operating leases, the Company is required to pay certain costs of the leased properties including taxes, insurance, and utilities. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $656,403, $1,577,706 and $470,978, of which $593,168, $599,124 and $140,808 was paid to directors and stockholders of the Company, respectively.

        Minimum annual payments under these agreements as of December 31, 2000 are as follows:


                                                Operating        Operating
                                                  leases           leases
                                                                  (related
                                                                  parties)
        Year ending December 31:
          2001                                 $   622,079       $  502,679
          2002                                     633,138          513,738
          2003                                     504,026          391,626
          2004                                     102,600                -
          2005                                     111,070                -
          Thereafter                             1,096,820                -
                                               -----------       ----------

        Total minimum lease payments           $ 3,069,733       $1,408,043
                                               ============      ==========

        Employment Agreements - The Company has entered into employment and consulting agreements with certain Company officers requiring minimum aggregate compensation as follows: $600,000 (2001), $450,000 (2002),
        $409,315 (2003), $300,000 (2004) and $300,000 thereafter.

        Restrictions Under Financing Facilities - Paisano Publications, the primary source of the Company's revenue is subject to certain restrictions in the Nomura Indebtedness underlying the Notes that limit its ability to transfer funds to Easyriders, Inc., its parent, or to its other affiliates (See Note 8 - Long-Term Debt and Capital Lease Obligations).

        Concentration - Primarily all of the Company's magazine distribution is performed by one distributor and primarily all of the Company's printing and production is performed by one printing company. Any failure to renew the distribution and printing contracts with these companies could have a material adverse effect on the Company's operations.

        Paper Price Volatility - The primary component of the Company' cost of sales in the magazine publishing segment is the cost of paper. Consequently, increases in paper prices can adversely impact the Company's results of operations.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
------------------------------------------------------------------------------

        Litigation - The Company is currently involved in litigation incidental to its business both as a plaintiff and defendant. As required under SFAS No.5 "Accounting for Contingencies", the Company has accrued $1,265,000 for loss contingencies arising from pending litigation which, in the opinion of management, are probable and reasonably estimable. At December 31, 2000, $632,500 of this accrual is classified as a short-term liability, as the payments on this pending litigation may not occur until 2002.

14.     STOCKHOLDERS' EQUITY/(DEFICIT)

        Exchange Ratio - As more fully described in Note 1, at the time of the Reorganization, the Company effected a 2-for-1 exchange of its common stock. Historical share and per share information has been retroactively restated in the accompanying consolidated financial statements.

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

        Easyriders has issued stop transfer instructions concerning the 1,308,000 Newriders' shares, which were to have been canceled, and is equivalent to 654,000 shares of Easyriders, Inc. common stock. Following the closing on September 23, 1998, a petition for an involuntary bankruptcy proceeding under Chapter 11 of the U.S. Bankruptcy Code involving Rick Pierce was filed. Easyriders has pursued its claim for cancellation of the 1,308,000 Newriders' shares in the bankruptcy proceeding in question. The bankruptcy Trustee has recently procured share certificates in the name of Rick Pierce totaling 1,500,000 shares of Newriders common stock. It is anticipated that these shares will be surrendered to Easyriders' transfer agent. Upon such surrender, Rick Pierce will have met his entire commitment to surrender shares pursuant to the Reorganization, and his bankruptcy estate will be entitled to receive 96,000 shares of Easyriders common stock (192,000 Newriders shares). Share and per share amounts in the accompanying consolidated financial statements assume that the 1,308,000 shares have been canceled.

        Sale of Stock to Related Parties - In connection with the Reorganization, the chairman of the Company purchased 4,036,797 shares of Easyriders' common stock at $3.05 per share. Aggregate consideration of $12,300,000 was paid, $5,000,000 in cash and the balance by delivery of two promissory notes (the Martin Mirror Note and the Other Martin
        Note). The Martin Mirror Note is in the amount of $5,000,000 and has been pledged by Easyriders to the seller of the Paisano Companies (the Seller) to secure a $5,000,000 note payable. The Other Martin Note has a face amount of $2,300,000. The Martin Mirror Note has a term of five years, may be extended by Mr. Martin for an additional period of five years, and bears interest at an annual rate beginning at 6% and increasing to 10% over its life. The Other Martin Note has a term of five years, and may be extended for an additional five years and bears interest at an annual rate between 6% and 10%. These promissory notes have been recorded as an

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
------------------------------------------------------------------------------

        offset to stockholders' equity. As of December 31, 2000, the Company deemed it appropriate to record a reserve of $5,100,000 against the $7,300,000 notes receivable from Martin, based on the anticipated terms of the Martin Unwind transaction contemplated in connection with the sale of El Paso (See Subsequent Events - Note 23)

        On April 8, 1999, the Company sold 1,397,950 shares of common stock of the Company to a director of the Company for the sum of $1,500,000. The number of shares issued was calculated as 75% of the average closing price of the common stock, with average closing price being defined as the average of the last recorded sale price of the common stock on the ten consecutive trading days ending on and including April 8, 1999. In conjunction with this stock issuance at a discount, the Company recorded $300,000 of stock issuance expense.

        Also on April 8, 1999, the Company sold 1,397,950 shares of common stock of the Company to the Seller and a director of the Company for the sum of $1,500,000. The number of shares issued was calculated as 75% of the average closing price of the common stock, with average closing price being defined as the average of the last recorded sale price of the common stock on the ten consecutive trading days ending on and including April 8, 1999. As consideration for the $1,500,000 in common stock, the director forgave interest on a $5,000,000 note payable of $75,000 and reduced the principal on the note payable from $5,000,000 to $3,575,000. In conjunction with this stock issuance at a discount, the Company recorded $300,000 of stock issuance expense.

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

        On April 14, 2000, the Company issued 3,356,170 shares of Easyriders, Inc. common stock to a related party in exchange for forgiveness of debt. (See Note 9 - Notes Payable to Stockholder).

        Stock issued to settle litigation - On August 3, 1999, the Company issued 50,000 shares of the common stock of the Company in settlement of a dispute with a former employee. Compensation expense was recognized in an amount equal to the fair market value of such shares on the date of issuance.

        On December 7, 1999, the Company issued 36,782 shares of the common stock of the Company in settlement of a dispute with a former consultant. An amount equal to the fair market value of such

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
------------------------------------------------------------------------------

        shares on the date of issuance was expensed. On December 1, 2000, 22,747 of these shares were returned and canceled as payment for amounts owed to the Company.

        In March 2000, the Company issued 400,000 shares of the common stock of the Company in settlement of a dispute with a former franchisee. Settlement expense of $325,000 was recognized, which represents the fair market value of such shares on the date of issuance.

        On September 27, 2000, the Company issued 100,000 shares of the common stock of the Company in settlement of a dispute between Paisano Publications and an exclusive licensing agent. Settlement expense was recognized in an amount equal to the fair market value of such shares on the date of issuance.

        Common Stock Issued for Services - During 1997, the Company issued 167,500 shares (including 25,000 issued to a financial advisor [see Note 7 - Convertible Debentures]) for consulting and other services. Shares were issued at their fair value on the date of issuance which ranged from $3.00 to $4.20 per share and was recorded as stock issuance expense in the accompanying consolidated financial statements.

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

        During September 1998, the Company issued 200,000 shares of Easyriders, Inc. common stock to an employee of Easyriders as compensation for services performed related to the Paisano and the El Paso Acquisitions. The fair value of the stock, $616,000, is recorded as stock issuance expense in the consolidated statement of operations.

        During November 1998, the Company issued 120,000 shares of Easyriders, Inc. common stock with a fair value of $300,000 to a former employee of El Paso as part of a settlement of a severance agreement existing prior to the El Paso Acquisition.

        During July and August 1999, the Company issued 70,000 shares of Easyriders, Inc. common stock to a consultant of Easyriders as compensation for services performed. The fair value of the stock, $90,020, was recorded as consulting expense.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
------------------------------------------------------------------------------

        During November 1999, the Company issued 9,700 shares of Easyriders, Inc. common stock to 97 employees who had been employed since the date of the Reorganization. The fair value of the stock, $12,115, was recorded as compensation expense.

        During December 1999, the Company issued 100,000 shares of Easyriders, Inc. common stock to a consultant of Easyriders as compensation for services performed. The fair value of the stock, $106,250, was recorded as consulting expense.

        During March 2000, the Company issued 10,500 shares of Easyriders, Inc. common stock to two consultants of Paisano Publications as compensation for services performed. The fair value of the stock, $13,125, was recorded as consulting expense.

        During August and September 2000, the Company issued 52,923 shares of Easyriders, Inc. common stock to a consultant of Paisano Publications as compensation for services performed. The fair value of the stock, $28,000, was recorded as consulting expense. Effective December 31, 2000, 16,000 shares were returned and canceled in exchange for cash payment of $7,000.

        Also during August 2000, the Company issued 5,275 shares of Easyriders, Inc. common stock to a director in payment of legal services rendered for Paisano Publications in the amount of $3,000.

        In addition, during August 2000, the Company issued 11,000 shares of Easyriders, Inc. common stock to a consultant as compensation for services performed. The fair value of the stock, $11,000, was recorded as consulting expense.

        During November 2000, the Company issued 30,000 shares of Easyriders, Inc. common stock to two members of the Board of Directors of the Company as compensation for serving as chairmen of board committees. The fair value of the stock, $9,375, was recorded as compensation expense.

        Common Stock issued for interest - On March 1, 2000, the Company issued 30,059 shares of Easyriders, Inc. common stock to a related party in payment of accrued interest on convertible debentures in the amount of $19,726. The number of shares issued was calculated as 75% of the average closing price of the common stock for the five days preceding the issuance. In conjunction with this stock issuance at a discount, the Company recorded $6,575 of stock issuance expense.

        On June 1, 2000, the Company issued 28,678 shares of Easyriders, Inc. common stock to a related party in payment of accrued interest on convertible debentures in the amount of $20,164. The number of shares issued was calculated as 75% of the average closing price of the common stock for the five days preceding the issuance. In conjunction with this stock issuance at a discount, the Company recorded $6,721 of stock issuance expense.

        On September 1, 2000, the Company issued 53,772 shares of Easyriders, Inc. common stock to a related party in payment of accrued interest on convertible debentures in the amount of $20,164. The number of shares issued was calculated as 75% of the average closing price of the common stock for the five days preceding the issuance. In conjunction with this stock issuance at a discount, the Company recorded $6,721 of stock issuance expense.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
------------------------------------------------------------------------------

        On October 5, 2000, the Company issued 32,731 shares of Easyriders, Inc. common stock to a related party in payment of accrued interest on convertible debentures in the amount of $7,671. The number of shares issued was calculated as 75% of the average closing price of the common stock for the five days preceding the issuance. In conjunction with this stock issuance at a discount, the Company recorded $2,557 of stock issuance expense.

        Common Stock Issued upon Conversion of Debentures - On May 31, 2000, the Company issued 473,937 shares of Easyriders, Inc. common stock upon the conversion of $316,667 in principal amount of debentures, plus accrued interest of $62,482. The Company recorded $15,621 of stock issuance expense relating to this transaction.

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

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
------------------------------------------------------------------------------

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

        During the year ended December 31, 2000, the Board of Directors of the Company authorized the granting of 1,750,500 options to employees, consultants and directors of the company, all of which were granted under the Company's 1998 Executive Incentive Compensation plan.

        SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require the Company to record as compensation expense the cost for employee stock option grants. The Company has chosen to continue to account for stock option grants using Accounting Principles Board Opinion No. 25.

        The following table summarizes the activity under the Plan for the period indicated:

                                                  2000                          1999                          1998
                                      ------------------------------  --------------------------- ------------------------------
                                                      Weighted                      Weighted                       Weighted
                                          Number of    average        Number of     average        Number of       average
                                           shares     exer. price      shares     exer. price       shares       exer. price
        Beginning of period               2,516,850     $  2.55         738,000     $  5.00         1,558,000        $ 5.00
        Grants                            1,750,500        0.58       1,867,000        1.73           825,000          5.00
        Cancelations                     (1,302,650)       1.96         (88,150)       3.69        (1,645,000)         5.00
                                         ----------                   ---------                   -----------

        End of period                     2,964,700      $ 1.65       2,516,850      $ 2.55           738,000        $ 5.00
                                         ==========                   =========                   ===========

        Exercisable at end of period      2,163,200      $ 1.71         851,350      $ 4.07           608,000        $ 5.03
                                         ==========                   =========                   ===========

        Summary information related to stock options outstanding as of December 31, 2000, is as follows:

                                                   Options outstanding                            Options exexcisable
                                 ------------------------------------------------------    --------------------------------
                                     Number                                                    Number
                                 outstanding at         Weighted          Remaining        exercisable at     Weighted
            Exercise              December 31,          average          contractual        December 31,      average
             price                    2000           exercise price    life (in years)          2000        exercise price
        $0.31 to $0.625              1,255,500           $ 0.38              9.83             1,148,833        $ 0.35
        $0.9375 to $1.75             1,117,200           $ 1.60              8.47               462,367        $ 1.64
         $2.00 to $2.85                120,000           $ 2.25              7.79                80,000        $ 2.25
             $5.00                     472,000           $ 5.00              7.05               472,000        $ 5.00
                                 -------------                                             ------------
                                     2,964,700                                                2,163,200
                                 =============                                             ============

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
------------------------------------------------------------------------------

        Stock Warrants - The Company has issued warrants related to the issuance of subordinated debt and as compensation to employees during 2000, 1999 and 1998. The following outlines the activity related to the warrants for the period indicated:

                                           2000                               1999                             1998
                               ------------------------------     ------------------------------     -----------------------------
                                                  Weighted                          Weighted                          Weighted
                                 Number of        average           Number of       average           Number of        average
                                  shares       exercise price        shares      exercise price         shares     exercise price
        Beginning of period      1,183,750         $ 1.85           1,333,750       $   7.58             270,646      $  7.98
        Grants                     700,000         $ 0.01             100,000       $   0.01           1,063,104      $  8.00
        Cancelations                                                 (250,000)      $   8.00
                               -----------                        -----------                        -----------

        End of period            1,883,750         $ 0.95           1,183,750       $   1.85           1,333,750      $  7.58
                               ===========                        ===========                        ===========

        In April 1999, as compensation for certain services provided by a financial advisor, the Company repriced warrants to purchase 592,184 shares of the Company's common stock. The exercise price was reduced to $1.75 per share.

        During 2000, as compensation for certain services provided by a financial advisor, the Company repriced to "market" on several occasions warrants to purchase 355,920 shares of the Company's common stock. As of December 31, 2000, the exercise price had been reduced to $0.50 per share. Interest expense of $65,403 was recognized in connection with these repricings.

        As of December 31, 2000, all of the outstanding warrants are exercisable. The warrants have a range of exercise prices from $0.01 to $8.10 and have a weighted average remaining life of 5.29 years.

        SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require the Company to record as compensation expense the cost for stock option grants. The Company has chosen to continue to account for option grants using Accounting Principles Board Opinion No. 25. No compensation expense has been recognized for stock options granted, as the exercise price equaled at least the fair market value at the date of grant. Had compensation expense for the stock option grants been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 2000, 1999 and 1998, would have been increased to the pro forma amounts indicated below:

                                                                        2000                1999               1998
        Net loss applicable to common stock:
          As reported                                              $ (43,186,544)      $ (14,103,558)     $ (12,131,889)
          Pro forma                                                $ (44,474,697)      $ (15,567,718)     $ (12,828,148)
        Net loss per common share:
          As reported                                              $       (1.59)      $       (0.65)     $       (1.04)
          Pro forma                                                $       (1.64)      $       (0.72)     $       (1.10)


EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-----------------------------------------------------------------------------

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998:

                                                            2000                1999               1998
                                                      ------------------ ------------------- ------------------
        Dividend Yield                                      Zero                Zero               Zero
        Expected Volatility                              62% to 71%         44% to 136%        101% to 150%
        Risk-Free Interest Rate                             6.0%            4.8% to 6.2%       5.4% to 6.2%
        Expected Lives                                    10 years         1 to 10 years       3 to 10 years
        Weighted Average Fair Value Per Share              $0.47               $1.66               $3.38

15.    DISCONTINUED OPERATIONS: EL PASO

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

       Culinary Holdings is a restaurant development and management company of which the Company's chairman, John Martin, is a controlling shareholder who also serves as its Chairman of the Board. The sale to Culinary Holdings was approved by disinterested directors only after an extensive marketing effort demonstrated that Culinary was offering the highest price and best terms for the proposed transaction, and only after the Company had obtained from Imperial Capital, LLC of Beverly Hills, California, a formal opinion as to the fairness, from a financial point of view, of the proposed transaction.

       As a result, the El Paso business is reflected as discontinued operations in the accompanying financial statements. The following table summarizes the results of discontinued operations for the years ended December 31, 2000, December 31, 1999, and December 31, 1998 (99-day stub period):

                                                               2000             1999              1998
                                                         ----------------- ---------------- -----------------
      Sales                                                  $ 11,122,477     $ 11,294,859      $  2,847,452

      Cost of sales                                             7,093,442        7,150,980         1,812,111
                                                         ----------------- ---------------- -----------------
      Gross margin                                              4,029,035        4,143,879         1,035,341

      Expenses                                                  4,478,215        4,054,377         1,051,696
                                                         ----------------- ---------------- -----------------
      Income (loss) from operations                              (449,180)          89,502           (16,355)
                                                         ----------------- ---------------- -----------------
      Net income (loss)                                          (849,203)        (137,564)          (75,485)
                                                         ----------------- ---------------- -----------------
      Gain (loss) on disposal                                  (5,980,501)               -                 -
                                                         ----------------- ---------------- -----------------
      Net income (loss) after loss on disposal              $  (6,829,704)    $   (137,564)     $    (75,485)
                                                         ================= ================ =================

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-----------------------------------------------------------------------------

16.     SALE OF ASSETS

        In April 2000, the Company entered into an agreement with Joseph Teresi pursuant to which the assets of Easyriders of Columbus were sold to Mr. Teresi (the "Columbus Transaction"), in exchange for forgiveness by Mr. Teresi of certain financial obligations owed to him by Paisano Publications and/or the Company. The total amount of forgiveness was $419,149. Upon closing of the Columbus Transaction, Easyriders of Columbus was relieved of all liability under the lease for the premises occupied by Easyriders of Columbus. Mr. Teresi, who owns the premises, agreed to continue operating the business as "Easyriders of Columbus" pursuant to a licensing agreement with Easyriders. The Company recorded a loss associated with the sale of Easyriders of Columbus of $493,784 and the write-off of the goodwill attributable to Easyriders of Columbus aggregating $866,470.

17.     WRITE-OFF OF LEASEHOLD IMPROVEMENTS

        In December 1997, the Company initiated plans to substantially rebuild its restaurant located in Fresno, California. As a result, the Company recorded a write-down of $628,129 with respect to leasehold improvements and store fixtures at the Fresno location.

18.     SALE OF RESTAURANT TO RELATED PARTY

        On July 22, 1998, the Company sold its Myrtle Beach Restaurant to a stockholder of the Company. As a result of this sale, the Company recorded a loss during the year ended December 31, 1998 of $1,099,760, primarily related to the write-down of leasehold improvements and store fixtures to net realizable value.

19.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data is presented pursuant to Regulation S-K, Item 302(a).


                                                                         2000
                                        ----------------------------------------------------------------------
                                         December 31          September 30          June 30          March 31
                                         -----------          ------------          -------          --------
Sales                                   $   5,521,039         $  6,347,464        $ 7,279,153      $  8,405,439
                                        -------------         ------------        -----------      ------------
Gross Margin                            $    (248,212)        $    997,357        $ 1,252,192      $  1,608,702)
                                        -------------         ------------        -----------      ------------
Net Loss from Continuing Operations     $ (29,480,999)        $ (1,989,825)       $(3,369,369)     $ (1,516,647)
                                        -------------         ------------        -----------      ------------
Discontinued Operations                 $  (5,018,166)        $    167,397        $(2,112,464)     $    133,529
                                        -------------         ------------        -----------      ------------
Net Loss                                $ (34,499,165)        $ (1,822,428)       $(5,481,833)     $ (1,383,118)
                                        -------------         ------------        -----------      ------------
Net Loss per share:
  Operating                             $       (1.03)        $      (0.07)       $     (0.13)     $      (0.06)
  Discontinued                                  (0.18)                0.01              (0.07)               -
                                        -------------         ------------        -----------      ------------
    Total                               $       (1.21)        $      (0.06)       $     (0.20)     $      (0.06)
                                        -------------         ------------        -----------      ------------
                                                                         1999
                                        ----------------------------------------------------------------------
                                         December 31          September 30          June 30          March 31
                                         -----------          ------------          -------          --------
Sales                                   $   7,699,402         $  9,269,295        $ 8,049,468      $  8,183,378
                                        -------------         ------------        -----------      ------------
Gross Margin                            $    (371,821)        $    775,684        $ 1,582,383      $  1,353,948
                                        -------------         ------------        -----------      ------------
Net Loss from Continuing Operations     $  (5,171,096)        $ (2,928,436)       $(3,815,673)     $ (2,050,787)
                                        -------------         ------------        -----------      ------------
Discontinued Operations                 $    (136,134)        $   (378,769)       $   166,971      $    210,368
                                        -------------         ------------        -----------      ------------
Net Loss                                $  (5,307,232)        $ (3,307,205)       $(3,648,702)     $ (1,840,419)
                                        -------------         ------------        -----------      ------------
Net Loss per share:
  Operating                             $       (0.23)        $      (0.13)       $     (0.17)     $      (0.11)
  Discontinued                                   0.00                (0.02)               -                0.01
                                        -------------         ------------        -----------      ------------
    Total                               $       (0.23)        $      (0.15)       $     (0.17)     $      (0.10)
                                        -------------         ------------        -----------      ------------

EASYRIDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
--------------------------------------------------------------------------------

20.     BUSINESS SEGMENTS

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

        Easyriders Inc. has four reportable segments: publishing, goods and services, franchising/licensing (all but 2 franchisees have converted to licensees), and other events and operations. The publishing segment includes magazine and catalog publishing and other operations. The trade goods and services segment distributes motorcycle apparel and other related goods to both intermediate and end-users and offers motorcycle repair and services through a Company owned store. The franchising/licensing segment includes the franchising/licensing of Easyriders motorcycle stores for distribution of equipment and apparel. The other events and operations segment includes the coordination and sponsorship of motorcycle related events and operations.

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

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-----------------------------------------------------------------------------

                                           Goods and         Food       Franchising /     Other
                           Publishing       services        service       Licensing     operations       Totals
1998:
Sales external customers   $  6,954,082    $ 2,565,314    $  679,859   $   151,200    $   562,411   $ 10,912,866
Income (loss) from
  operations                  1,185,153        240,832       (30,716)     (583,533)      (363,453)       448,283
Segment assets                4,748,986      3,474,002     1,216,531       196,568        199,960      9,836,047
Capital expenditures             76,642         70,266                                                   146,908
Depreciation and
  amortization                   53,204         62,323       119,857                       12,542        247,926

1999:
Sales external customers   $ 23,588,851    $ 5,968,735                 $    93,137    $ 3,550,820   $ 33,201,543
Income (loss) from
  operations                   (857,974)    (2,109,982)                 (1,922,432)        85,283     (4,805,105)
Segment assets                7,381,964      1,299,782                       8,899        272,238      8,962,883
Capital expenditures            574,346          5,649                                     17,000        596,995
Depreciation and
  amortization                  347,539         48,347                       8,475         94,078        498,439

2000:
Sales external customers   $ 21,601,210    $ 4,124,084                 $         -    $ 1,827,801   $ 27,553,095
Income (loss) from
  operations                   (145,064)    (1,163,664)                   (356,835)       361,481     (1,304,082)
Segment assets                6,836,664                                                    32,067      6,868,731
Capital expenditures            121,159                                                                  121,159
Depreciation and
  amortization                  334,056         16,116                       8,902         71,861        430,935


        The operations of Newriders, Inc. are considered to be one component of the food service segment. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                                                        2000              1999              1998
                                                                  --------------------------------------------------
      Loss from operations included in segment disclosure         $  (1,304,082)    $  (4,805,105)     $    448,283
      Unallocated, selling, general, and administrative              (5,518,599)       (5,142,070)       (5,850,331)
      Stock issuance expense                                           (204,862)         (739,379)       (2,504,867)
      Loss on goodwill impairment                                   (25,000,000)                -                 -
      Loss on sale of restaurant to related party                             -                 -        (1,099,760)
      Write-off of stock subscription receivable                              -                 -          (750,000)
                                                                  ---------------   --------------    --------------
      Loss from operations                                        $ (32,027,543)    $ (10,686,554)     $ (9,756,675)
                                                                  ===============   ==============    ==============

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-----------------------------------------------------------------------------

                                                                      2000              1999
                                                                --------------------------------
     Segment assets                                              $   6,868,731     $   8,962,883
     Cash and cash equivalents                                         192,492           429,256
     Receivable from shareholder                                       278,374           395,010
     Net assets of El Paso                                                   -         6,780,142
     Goodwill                                                       26,257,024        53,980,642
                                                                 -------------     -------------
     Total assets                                                $  33,596,621     $  70,547,933
                                                                 =============     =============

                                                                      2000               1999           1998
                                                                 ------------------------------------------------

     Depreciation and amortization included in
       segment disclosure                                        $     430,935     $     498,439     $    247,926
     Amortization of goodwill                                        2,723,618         1,878,476          612,739
                                                                 -------------     -------------     ------------
     Depreciation and amortization                               $   3,154,553     $   2,376,915     $    860,665
                                                                 =============     =============     ============


        Revenues concerning principal geographic areas is as follows based on customer location:

                      USA           Canada       Germany         UK       Australia       Other          Total
         2000     $23,832,202      $ 945,117     $431,478     $465,911     $410,680   $ 1,467,707    $ 27,553,095
         1999     $28,959,572     $1,065,203     $609,534     $500,298     $476,978   $ 1,589,958    $ 33,201,543
         1998     $ 9,936,180      $ 298,061     $189,727     $154,680     $124,044     $ 210,174    $ 10,912,866

        The Company's foreign operations consist primarily of international newsstand sales and mail-order product sales. The Company does not have any identifiable assets attributable to these foreign activities and does not separately identify any expenses relating specifically to foreign activities. Therefore, income before taxes and net income associated with foreign activities is not presented.

21.     TRANSACTIONS WITH RELATED PARTIES

        For each of the three years in the period ended December 31, 2000, the Company entered into transactions with the following related parties who are either (i) significant stockholders of the Company, or (ii) entities in which significant stockholders of the Company are directors or own a controlling interest. The following amounts represent related party transactions for the years ended December 31:

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-----------------------------------------------------------------------------

                                                                        2000               1999              1998
Rent paid to shareholders/directors (Note 13)                       $   593,168        $   599,124       $   140,808
Interest expense to directors/shareholders                          $   756,621        $   887,050
Interest income from directors/shareholders                         $   547,584        $   438,000
Product sales to shareholder                                        $    74,092        $   196,877       $    75,182
Loss on sale of restaurant to shareholder (Note 18)                                                      $ 1,099,760
Loss on sale of El Paso to shareholders/directors (Note15)          $ 6,829,704
Sale of 3,265,780 shares of stock to directors of the Company                          $ 3,500,000
Sale of 987,654 shares of stock to directors of the Company         $   500,000
Expense related to issuance of 500,000 shares in
  exchange for services and satisfaction of $210,333 of
  trade payables to a director of the Company (Note 14)                                                  $ 1,888,867
Expense related to issuance of 229,114 shares in payment
  of interest payable to a director of the Company (Note 14)                           $    39,379
Expense related to issuance of 145,240 shares in payment
  of interest payable to a director of the Company (Note 14)        $    22,574
Expense related to issuance of 3,265,780 shares in
  private placements of common stock to directors of
  the Company (Note 14)                                                                $   700,000
Expense related to issuance of 987,654 shares in
  private placements of common stock to directors of
  the Company (Note 14)                                             $   166,667
Expense related to issuance of 200,000 shares to an employee of
  the Company as compensation for services performed (Note 14)                                           $   616,000
Expense related to issuance of 229,114 shares to a director of
  the Company for interest owed on convertible securities                              $   118,137
Expense related to issuance of 145,240 shares to a director of
  the Company for interest owed on convertible securities           $    67,726
Expenses related to legal services from shareholders/directors      $    61,873        $    38,884       $   150,378
Expense related to consulting services from shareholders/directors  $   300,000        $   230,000
Compensation of directors/shareholders                              $ 1,677,527        $ 1,407,341
Repayments of advances from shareholders                            $   130,000                          $   270,650
Legal expense paid for the benefit of shareholders/directors        $   107,334
Commissions paid to shareholder/director                            $    88,799
Issuance of 3,356,170 shares of common stock in exchange for
  debt owed to a shareholder/director                               $ 3,446,787
Issuance of product credit in exchange for debt owed to a share-
  holder/director                                                   $   128,213

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
--------------------------------------------------------------------------------

     The following amounts represent related party balances as of December 31:

                                                                                       2000              1999
       Subordinated debt due to directors (Note 7)                                                    $  1,000,000
       Note payable due to a shareholder (Note 9)                                   $ 8,000,000       $ 11,575,000
       Loan payable to shareholder/director                                         $   275,000                 -
       Interest payable to directors                                                $   331,944       $  1,030,747
       Receivable from a shareholder from the sale of stock (Note 14)               $ 2,200,000       $  7,300,000
       Receivable from a shareholder related to the
         Paisano Companies acquisition (Note 3)                                     $   278,374       $    375,716
       Interest receivable from director                                            $ 1,103,600       $    556,016
       Other receivable(s) from shareholder(s)                                      $    13,190       $     19,294
       Accrued compensation due to a shareholder                                    $ 2,039,464       $  1,172,857
       Promissory note due to affiliated lender (Note 8)                            $   575,557       $    781,439
       Payable to shareholder for legal services performed                          $    28,833       $     18,761
       Payable to shareholder for rent                                              $   105,000       $    177,621
       Payable to shareholder/director for prepaid product purchases                $    41,750                 -


     Lease Assignment - On February 9, 1998, a stockholder and director assumed the Company's obligation under an operating lease agreement effective March 1, 1998. Under the terms of the lease, monthly lease payments of $2,200 have been assumed through the end of the lease term in May 2017.

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
--------------------------------------------------------------------------------


22.  PARENT COMPANY FINANCIAL INFORMATION

     The following presents the unconsolidated financial statements of the parent company only, Easyriders, Inc. (Note 1) as of December 31, 2000.

    BALANCE SHEETS

                                                         2000               1999
     ASSETS

     CURRENT ASSETS:
     Cash and cash equivalents                        $         446      $    (9,967)
     Inventory                                                    -                -
     Other current assets                                         -                -
                                                      -------------      -----------
       Total current assets                                     446           (9,967)

     PROPERTY AND EQUIPMENT, net                                  -                -

     DEPOSITS AND OTHER ASSETS                               32,067          106,509

     INVESTMENTS IN SUBSIDIARIES                           (421,386)      36,127,926
                                                      -------------      -----------
     TOTAL ASSETS                                     $    (388,873)     $36,224,468
                                                      =============      ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
     Accounts payable                                 $     343,573      $   628,206
     Accrued expenses and other current liabilities       1,357,103        1,683,541
     Payables to subsidiaries                             1,928,768          320,791
     Current portion of long-term debt                      291,898          645,565
                                                      -------------      -----------
       Total current liabilities                          3,921,342        3,278,103

     CONVERTIBLE DEBENTURES, net                                           1,000,000

     NOTE PAYABLE TO STOCKHOLDER                          8,000,000       11,575,000

     LONG-TERM DEBT                                         283,659          489,541

     OTHER LONG TERM LIABILITIES                            236,600          260,084

     STOCKHOLDERS' EQUITY                               (12,830,474)      19,621,740
                                                      -------------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    (388,873)     $36,224,468
                                                      =============      ===========

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-----------------------------------------------------------------------------

EASYRIDERS, INC. (Parent Company Only)

STATEMENTS OF OPERATIONS

                                                   2000                1999                 1998
REVENUES                                      $                   $                    $    969,424

COST OF SALES                                                                               578,877
                                              -------------       -------------        -------------
GROSS MARGIN                                  $                   $                         390,547

EXPENSES                                         3,447,379           3,210,211            8,453,570
                                              -------------       -------------        -------------
LOSS FROM OPERATIONS                            (3,447,379)         (3,210,211)          (8,063,023)

EQUITY IN NET LOSSES OF SUBSIDIARIES            37,432,065           9,363,753            2,378,946

OTHER EXPENSE, net                               2,307,100           1,529,594            1,689,920
                                              -------------       -------------        -------------
NET LOSS                                      $(43,186,544)       $(14,103,558)        $(12,131,889)
                                              =============       =============        =============

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
-----------------------------------------------------------------------------

EASYRIDERS, INC. (Parent Company Only)

STATEMENTS OF CASH FLOWS

                                                                            2000                 1999                  1998
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                               $ (43,186,544)        $ (14,103,558)       $ (12,131,889)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Common stock issuance expense                                              204,862               739,379            1,888,867
  Common stock issued for services                                           156,996               171,875              616,000
  Common stock issued for interest                                            67,726               118,137
  Depreciation and amortization                                               67,487                65,364              261,241
  Gain on sale of Easyriders of Columbus                                    (589,380)
  Loss on sale of restaurant to third party                                                                           1,099,760
  Loss on sale of property, plant, and equipment                                                                        182,717
  Write-off of stock subscription receivable                                                                            750,000
  Non cash interest expense                                                  454,278
  Amortization of debt issuance costs                                                                                 1,369,536
  Equity in net losses from subsidiaries                                  37,432,065             9,363,753            2,378,946
  Increase (decrease) in cash resulting from changes in operating accounts, net of acquisitions
    Current assets                                                            10,413               193,015              124,988
    Current liabilities                                                    1,125,118             1,260,115            1,031,845
    Other assets                                                              33,757                42,251
    Other liabilities                                                        (23,484)              260,084             (128,003)
                                                                       --------------        --------------       --------------
      Net cash used in operating activities                               (4,246,706)           (1,889,585)          (2,555,992)

CASH FLOWS FROM INVESTING ACTIVITIES -
Cash paid for acquisitions, less cash acquired                                                                       (5,000,000)
Proceeds from sale of fixed assets                                                                                      200,000
Proceeds from sale of El Paso                                              4,000,000
Purchases of fixed assets                                                         -                     -              (164,771)
                                                                       --------------        --------------       --------------
      Net cash used in investing activities                                4,000,000                    -            (4,964,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible debentures and long-term debt                                                                 2,100,000
Payment of long-term debt and capital leases                                (242,881)             (179,523)            (607,179)
Payments of stockholders advances                                                                                      (201,350)
Common stock issued for cash                                                 500,000             2,025,800            5,000,000
                                                                       --------------        --------------       --------------
      Net cash provided by financing activities                              257,119             1,846,277            6,291,471
                                                                       --------------        --------------       --------------

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
------------------------------------------------------------------------------

                                                                             2000            1999           1998
       NET (DECREASE) INCREASE IN CASH AND
         CASH EQUIVALENTS                                              $    10,413     $   (43,308)    $(1,229,292)

       CASH AND CASH EQUIVALENTS, beginning of year                         (9,967)         33,341       1,262,633
                                                                       ------------    ------------    ------------
       CASH AND CASH EQUIVALENTS, end of year                          $       446     $    (9,967)    $    33,341
                                                                       ============    ============    ============
       SUPPLEMENTAL CASH FLOW INFORMATION -
         Cash paid for interest                                        $ 1,195,146     $   195,976     $   364,733
                                                                       ============    ============    ============

       NONCASH FINANCING ACTIVITIES:
       Common stock issued in settlement of accounts payable           $       -       $       -       $   211,134
                                                                       ============    ============    ============
       Common stock issued in settlement of debt                       $ 3,446,787     $ 1,500,000     $ 1,506,142
                                                                       ============    ============    ============
       Convertible debentures issued with conversion discount          $       -       $       -       $   500,002
                                                                       ============    ============    ============
       Issuance of warrants in connection with debt issuance           $       -       $       -       $ 1,487,190
                                                                       ============    ============    ============
       Common stock issued in exchange for a note receivable           $       -       $       -       $ 7,300,000
                                                                       ============    ============    ============
       Common stock issued upon conversion of debt                     $   316,667     $       -       $       -
                                                                       ============    ============    ============

23.     SUBSEQUENT EVENTS

        The Martin Unwind - Soon after the El Paso Transaction, and as a consequence thereof, the Board of Directors and the Company's Chairman, John Martin, began negotiating the terms and conditions of a transaction which has become known as the "Martin Unwind," pursuant to which Mr. Martin would resign as Chairman. Such negotiations have recently concluded and on March 1, 2001, the Company and Mr. Martin entered into a Settlement Agreement (the "Martin Settlement"). Concurrently, Mr. Martin and the Company's principal shareholder and a director, Joseph Teresi, entered into a separate agreement concerning the purchase by Mr. Teresi of certain assets of Mr. Martin (the "Martin Asset Purchase").

        These transactions involve (a) Mr. Martin's employment agreement with the Company (the "Martin Employment Agreement"), (b) the Company's 1998 Executive Incentive Compensation Plan (the "Compensation Plan"), (c) a limited-recourse promissory note in the principal amount of $5,000,000 owed by the Company to Mr. Teresi (the "Teresi Note"), which is secured by a full-recourse promissory note in the principal amount of $5,000,000 owed by Mr. Martin to the Company (the "Martin Mirror Note"), (d) a promissory note in the principal sum of $2,300,000 owed by Mr. Martin to the Company (the "Martin Note"), (e) 6,000,000 shares of the Company's common stock, of which 2,395,823 were acquired by Martin through the issuance of the Martin Mirror Note and the Martin Note, and (f) a promissory note in the principal sum of $275,000 originally owed by the Company to

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
------------------------------------------------------------------------------

        Siena Capital Partners, LLC, (the "Siena Note"), which note was subsequently sold to Mr. Martin and Mr. Teresi, each as to a one-half interest.

        Pursuant to the Martin Settlement and the Martin Asset Purchase, which have been approved by the Company's Board of Directors:

         . Mr. Martin resigned as a director and Chairman of the Board, effective March 1, 2001. Concurrently, the other designated directors, William Prather, Wayne Knyal and Daniel Gallery, also resigned.

         . Mr. Martin waived all of his accrued and future entitlements to receive salary payments under the Martin Employment Agreement, and to receive accrued and future bonus payments under the Compensation Plan.

         . The Company canceled the Martin Mirror Note and reduced the balance due under the Martin Note to $1,200,000 (the "Adjusted Balance").

         . Effective March 30, 2001, Mr. Martin paid the Adjusted Balance to the Company, through (a) the surrender to the Company, for cancellation, of 4.5 million shares of the Company's common stock held by him (valued at $0.20 per share), and payment of $300,000 in cash.

         . Effective March 30, 2001, Mr. Teresi agreed to cancellation of the Martin Mirror Note and as to the Teresi Note, Mr. Martin provided Mr. Teresi with a personal guarantee in the total sum of $3,000,000.

         .     Effective March 30, 2001, Mr. Teresi purchased from Mr. Martin,
               (a) 1,500,000 of the Company's common stock held by Mr. Martin for cash in the amount of $300,000, and (b) Mr. Martin's one-half interest in the Siena Note, and all warrants vested thereunder, for cash in the amount of $137,500.

        Management Changes - As a consequence of the Martin Unwind, Mr. Teresi was elected by the Board of Directors to serve as Chairman on March 1, 2001. Concurrently, J. Robert Fabregas, Chief Financial Officer and Interim Chief Executive Officer, was appointed to the permanent position of President and Chief Executive Officer and Mark S. Dodge, who has served with the Company as General Counsel since July, 1999, was appointed Executive Vice President, General Counsel and Secretary of the Company. The Board of Directors is presently comprised of Messrs. Joseph Teresi, Joseph Jacobs, John Corrigan, Stewart Gordon, and George Riordan (who was appointed as a director on March 21, 2001).

        Interest Payable to Stockholder - On March 28, 2001, the seller of the Paisano Companies agreed to defer collection of all interest due under the Contributor Notes until March 31, 2002.

        Debt Covenant Amendments - During June and July 2000 the Company negotiated the terms and conditions of a Third Consent and Waiver under the Nomura Credit Agreement, pursuant to which Nomura consented to:

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
------------------------------------------------------------------------------

         .     The sale of the assets of Easyriders of Columbus, Inc.

         . The Company's license agreement with Action Promotions, Inc. concerning its events division.

         . The issuance of 3,356,170 shares of common stock of the Company to Mr. Teresi, in exchange for the cancellation of outstanding principal and accrued interest under the Subordinated Seller Notes in the amount of $3,446,787.

        . Authorization for the Company to pay Mr. Teresi the sum of $600,000 from the then anticipated sale of the most profitable restaurant owned by El Paso, provided an equal sum was paid to Paisano's trade creditors, such sum to be credited as an offset to the principal balance then owed on the Subordinated Seller Notes, and documented by a separate Promissory Note and Subordination and Intercreditor Agreement with Nomura.

        . Authorization for purchase by Mr. Martin and Mr. Teresi of the Siena Note, subject to a separate Subordination Agreement with Nomura.

        In July 2000, the foregoing documents were finalized, executed by all of the Easyriders parties, and sent to Nomura for signature at the request and upon the authorization of Nomura's counsel.

        In November 2000, Nomura notified the Company that the Third Consent and Waiver had not been executed by Nomura, would not be signed by Nomura, and that in Nomura's view, the Company was in technical (non-financial) default under the Nomura Credit Agreement with respect to all of the transactions contemplated by the Third Consent and Waiver, and other matters, including the sale of El Paso, certain payments made to satisfy obligations in favor of Mr. Teresi and other parties, the settlement agreement concerning the resignation of William Prather as the Company's CEO, and alleged non-compliance with certain reporting requirements and other non-financial covenants in the Nomura Credit Agreement.

        The Company believes that the actions taken by Nomura were in bad faith, and that no violation of the Nomura Credit Agreement had occurred. Management so notified Nomura, and renewed the Company's demand that the Third Consent and Waiver, and all collateral documents, be signed. Since then, Nomura and the Company have been in discussions concerning the alleged defaults and subsequently alleged defaults (including the Martin Unwind). In this regard, Nomura has maintained its position that numerous non-financial events of default have occurred, and has refused to sign and return the Third Consent and Waiver and all collateral documents, except upon certain newly introduced conditions which the Company deems unacceptable.

        As of December 31, 2000, the Company was not in compliance with certain of the financial ratio covenants of the Nomura Credit Agreement, and as of March 1, 2001 was not in compliance with certain technical compliance provisions of such Agreement. Because of such non-compliance, Nomura has notified the Company of its intent to enforce certain remedies provided for in the Nomura Credit Agreement, including the imposition of a "Default Rate" of interest and controls over cash

EASYRIDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000 (continued)
------------------------------------------------------------------------------

       disbursements. The Company has not assented to such demand and does not believe that such remedies are appropriate in light of its current financial condition.

       The Company has sought waivers from Nomura with respect to such non-compliance, and has endeavored to engage Nomura in a discussion concerning modifications of the Nomura Credit Agreement to accommodate the Company's realistic compliance capabilities. Such efforts have been rejected by Nomura. In March 2001, representatives from Nomura conducted an audit of the Company's books and records. Since then, there has been no resolution of any of the outstanding default issues. However, the Company remains in full compliance with all monthly financial payment obligations due Nomura under the Nomura Credit Agreement.

       The principal of the Nomura Indebtedness becomes due and payable on September 23, 2001. In this regard, the Company is presently in the process of attempting to refinance the obligation, and also has requested that Nomura consent to an extension of the Nomura Indebtedness. Thus far, Nomura has declined such request.

       Wholesale Product Sales and License Agreement - Effective March 28, 2001, the Company, through its subsidiaries Paisano Publications, Inc. and Easyriders Licensing, Inc. entered into a long-term license agreement (the "Products Agreement") with Southern Steel Sportswear, Inc. ("SSS"), an affiliate of Action Promotions, Inc., of Ormond Beach, Florida ("API"), in connection with the Company's wholesale products division. The Company has previously reported that in March 2000, it entered into a long-term license agreement with API, in connection with the activities of its subsidiary, Easyriders Events (the "Events Transaction"). Pursuant to the Events Transaction, API acquired a merchandise purchase credit which as of March 28, 2001 amounted to $1,360,195 (the "API Credit").

       Under the Products Agreement, the Company has outsourced to SSS all activities pertaining to the design, manufacture, warehousing, shipping and fulfillment of orders in connection with the sale of Easyriders-branded apparel and related merchandise to its network of retail stores, each of which (an "Easyriders Store") conducts business as "Easyriders of _____" pursuant to a written license agreement, and through other retail motorcycle-oriented stores. (See "Information about Easyriders Licensing," herein.) The Products Agreement is for a term of 10 years, with options to renew for two additional 10-year terms. Pursuant to the Products Agreement, the Company retains control over all other channels of distribution, including direct sales via its Roadware catalog and Internet Web site, and licensing of product opportunities to independent third parties (the "Retail Channel"). The Company and SSS will collaborate on product design and the sourcing of leather goods for sale to both the Wholesale Channel and Retail Channel.

       The Products Agreement provides for an initial product inventory purchase of $760,195, and the purchase of transition services, licensing rights, customer lists, promotional support and related goods and services, all valued at $600,000. The total of these figures, $1,360,195 was paid by SSS via cancellation of the API Credit.

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

                                     EASYRIDERS, INC.
                                     ----------------
                                       (Registrant)


Date: April 14, 2001                 By:      /s/ J. Robert Fabregas
                                         -------------------------------

                                              J. Robert Fabregas
                                              Chief Executive Officer and
                                              Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and on the dates indicated.



Date: April 10, 2001                 By:      /s/ Joseph Teresi
                                         ---------------------------------------

                                              Joseph Teresi
                                              Director

Date: April 10, 2001                 By:      /s/ John P. Corrigan
                                         ---------------------------------------

                                             John P. Corrigan
                                             Director

Date: April 11, 2001                 By:      /s/ Stewart G. Gordon
                                         ---------------------------------------

                                             Stewart G. Gordon
                                             Director

Date: April 9, 2001                  By:      /s/ Joseph J. Jacobs
                                         ---------------------------------------

                                             Joseph J. Jacobs
                                             Director