Form 10-Q
period 2001-03-31
EASYRIDERS INC
filed 2001-05-11
CIK 1065253

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

For the quarterly period ended March 31, 2001      Commission File No. 001-14509

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


  There were 25,308,112 shares of outstanding Common Stock of the Registrant as of May 2, 2001.

================================================================================
================================================================================

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                           March 31,                       December 31,
                                                                             2001                              2000
                                                                          ---------------------------------------------
                                                                          (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                 $   604,995                       $   192,492
Accounts receivable, less allowance for doubtful accounts
  of $872,864 (2001) and $882,234 (2000)                                    2,416,101                         2,008,505
Inventories                                                                 1,880,754                         2,177,344
Prepaid publication costs                                                     883,924                           819,210
Prepaid expenses and other                                                    787,584                           849,844
Receivable from shareholder                                                   278,324                           278,374
                                                                          -----------                       -----------

    Total current assets                                                    6,851,682                         6,325,769

PROPERTY AND EQUIPMENT, net                                                   791,921                           841,158

GOODWILL, net of accumulated amortization of
  $4,468,625 (2001) and $4,194,289 (2000)                                  25,982,688                        26,257,024

OTHER ASSETS                                                                  152,778                           172,670
                                                                          -----------                       -----------

                                                                          $33,779,069                       $33,596,621
                                                                          ===========                       ===========

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

                                                                            March 31,                   December 31,
                                                                              2001                          2000
                                                                           ------------                --------------
                                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                           $  3,814,439                $  5,237,813
Accrued payroll and payroll related expenses                                    244,569                   1,204,786
Accrued interest payable                                                        710,300                     563,963
Other current liabilities                                                     1,198,055                   1,528,143
Income taxes payable                                                             27,800                      17,900
Current portion of deferred subscription and advertising income               4,841,873                   3,941,853
Note payable                                                                    250,000                           -
Current portion of long-term debt                                            21,851,835                  21,832,113
                                                                           ------------                ------------

    Total current liabilities                                                32,938,871                  34,326,571
                                                                           ------------                ------------

NOTE PAYABLE TO STOCKHOLDER                                                   8,000,000                   8,000,000

LONG-TERM DEBT, net of current portion and debt discount                        366,741                     571,165

OTHER LONG-TERM LIABILITIES, including deferred
  subscription revenues of $1,530,105 (2001) and $1,477,385
  (2000)                                                                      2,483,005                   3,529,359

REDEEMABLE COMMON STOCK (NOTE 3)                                                500,000                           -

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 10,000,000 shares
  authorized, none outstanding                                                        -                           -
Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 28,590,702 shares (2001 and 2000) outstanding                      28,590                      28,590
Additional paid in capital                                                   64,717,885                  64,611,943
Receivable from the sale of stock, less allowance for doubtful
 account of $5,100,000 (2000)                                                         -                  (2,200,000)
Accumulated deficit                                                         (74,356,023)                (75,271,007)
Treasury stock, 4,500,000 shares of common stock at cost                       (900,000)                          -
                                                                           ------------                ------------

    Total stockholders' deficit                                             (10,509,548)                (12,830,474)
                                                                           ------------                ------------

                                                                           $ 33,779,069                $ 33,596,621
                                                                           ============                ============

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            For the Three Months Ended
                                                                                                     March 31,
                                                                                           2001                      2000
                                                                                       --------------------------------------
                                                                                                    (unaudited)

CONTINUING OPERATIONS:
SALES                                                                                  $ 8,293,165               $ 8,405,439

COST OF SALES                                                                            5,453,498                 6,796,737
                                                                                       -----------               -----------

GROSS MARGIN                                                                             2,839,667                 1,608,702

EXPENSES:
Selling, general and administrative                                                        609,620                 1,444,724
Depreciation and amortization                                                              358,464                   593,042
Stock issuance expenses                                                                          -                   173,242
                                                                                       -----------               -----------

    Total expenses                                                                         968,084                 2,211,008
                                                                                       -----------               -----------

INCOME (LOSS) FROM OPERATIONS                                                            1,871,583                  (602,306)

OTHER INCOME (EXPENSE)                                                                      50,210                    70,148
INTEREST EXPENSE                                                                          (990,384)                 (976,638)
                                                                                       -----------               -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                            931,409                (1,508,796)

PROVISION FOR INCOME TAXES                                                                  16,425                     7,851
                                                                                       -----------               -----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                               914,984                (1,516,647)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                                       -                   133,529
                                                                                       -----------               -----------

NET INCOME (LOSS)                                                                      $   914,984               $(1,383,118)
                                                                                       ===========               ===========

NET INCOME (LOSS) PER SHARE - BASIC
  CONTINUING OPERATIONS                                                                $      0.03               $     (0.06)
  DISCONTINUED OPERATIONS                                                                        -                         -
                                                                                       -----------               -----------
  NET INCOME (LOSS) PER SHARE                                                          $      0.03               $     (0.06)
                                                                                       ===========               ===========

NET INCOME (LOSS) PER SHARE - DILUTED
  CONTINUING OPERATIONS                                                                $      0.03               $     (0.06)
  DISCONTINUED OPERATIONS                                                                        -                         -
                                                                                       -----------               -----------
  NET INCOME (LOSS) PER SHARE                                                          $      0.03               $     (0.06)
                                                                                       ===========               ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
  BASIC                                                                                 28,540,702                23,698,835
                                                                                       ===========               ===========
  DILUTED                                                                               31,061,211                23,698,835
                                                                                       ===========               ===========

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                                      2001              2000
                                                                               -----------------------------
                                                                                        (unaudited)
CONTINUING OPERATIONS:
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net Income (Loss)                                                              $   914,984       $(1,516,647)
Adjustments to reconcile net income (loss) to cash provided by (used in)
 operating activities:
  Stock issuance expenses                                                                -           173,242
  Common stock issued for services                                                   5,442                 -
  Common stock issued for interest                                                       -            19,726
  Depreciation and amortization                                                    358,464           593,042
  Loss on sale of fixed assets                                                           -            55,072
  Gain on Martin Unwind (Note 4)                                                   (47,167)                -
  Amortization of debt issuance costs                                               78,693            78,694
  Non-cash interest expense                                                        100,500                 -
  Increase (decrease) in cash resulting from changes in operating accounts:
    Current assets                                                                (113,410)       (1,525,368)
    Other assets                                                                         -            22,041
    Current liabilities                                                         (1,167,978)          208,900
    Other long-term liabilities                                                    182,677         1,310,917
                                                                               -----------       -----------
Net cash provided by (used in) operating activities                                312,205          (580,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets                                                       -            10,000
Purchase of fixed assets                                                           (15,000)          (20,710)
                                                                               -----------       -----------
      Net cash used in investing activities                                        (15,000)          (10,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                                                                         -           325,000
Payment of long-term debt and capital leases                                      (184,702)         (189,412)
Proceeds from stockholders' and other advances                                     300,000                 -
Common stock issued for cash                                                             -           500,000
                                                                               -----------       -----------
      Net cash provided by financing activities                                    115,298           635,588
                                                                               -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           $   412,503       $    44,497

CASH AND CASH EQUIVALENTS, beginning of year                                       192,492           429,256
                                                                               -----------       -----------
CASH AND CASH EQUIVALENTS, end of year                                         $   604,995       $   473,753
                                                                               ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                       $   451,095       $   423,971
                                                                               ===========       ===========

NON-CASH FINANCING ACTIVITIES:
Common stock issued in settlement of litigation                                $         -       $   325,000
                                                                               ===========       ===========
Redeemable common stock issued in settlement of accrued liability (Note 3)     $   155,000       $         -
                                                                               ===========       ===========
Conversion of accrued liability to note payable (Note 3)                       $   250,000       $         -
                                                                               ===========       ===========

          See accompanying notes to consolidated financial statements

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

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

    The Paisano Companies consist of Paisano Publications; Easyriders of Columbus, Inc., an Ohio corporation; Easyriders Franchising, Inc., a California corporation; Teresi, Inc. (DBA Easyriders Events, Inc.), a California corporation; Bros Club, Inc., a California corporation and Associated Rodeo Riders on Wheels, a California corporation; Paisano Publications publishes 11 special-interest magazines directed to motorcycle, hot-rod, and tattoo enthusiasts, and 2 industry related magazines, Eagles Eye and Tatoo Industry. Other Paisano Companies market a line of apparel and other products designed to appeal to motorcycle, hot-rod, and tattoo enthusiasts. Through the end of 1999 Easyriders Franchising had established franchise stores that sold Easyriders apparel, customized new and used American-made motorcycles, and motorcycle accessories. Subsequently, all but 2 franchisees signed agreements converting their franchise arrangement to a licensing arrangement and the operations of Easyriders Franchising were assumed by Easyriders Licensing, Inc., a California corporation, and a wholly-owned subsidiary of Newriders. Currently, there are 41 licensed stores and 1 retail store still operating as a franchise.

    El Paso is a Texas limited liability company, which owns and operates barbecue and smoked meat restaurants located in Arizona and Oklahoma. The
    restaurants are operated under the name "El Paso Bar-B-Que."   On October 5,
    2000, the Company sold its interest in El Paso to a related party.

    Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications.

    Basis of presentation - The accompanying unaudited interim consolidated financial statements of Easyriders, Inc. for the three month periods ended March 31, 2001 and 2000, respectively, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

    Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 2000.

    Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

    Reclassifications - Certain reclassifications have been made to the 2000 financial statements in order to conform them to the 2001 presentation.

2.  LONG-TERM DEBT

    The Nomura Indebtedness - As of December 31, 2000, the Company was not in compliance with certain of the financial ratio covenants of the Nomura Credit Agreement, and as of March 1, 2001 was not in compliance with certain technical compliance provisions of such Agreement. Because of such non-compliance, Nomura notified the Company of its intent to enforce certain remedies provided for in the Nomura Credit Agreement, including the imposition of a "Default Rate" of interest and controls over cash disbursements. The Company has not assented to such demands and does not believe that such remedies are appropriate in light of its current financial condition.

    The Company has sought waivers from Nomura with respect to such non-compliance, and has endeavored to engage Nomura in a discussion concerning modifications of the Nomura Credit Agreement to accommodate the Company's realistic compliance capabilities. Such efforts have been unwelcomed by Nomura. In March 2001, representatives from Nomura conducted an audit of the Company's books and records. Since then, there has been no resolution of any of the outstanding default issues. However, the Company remains in compliance with all monthly financial payment obligations due Nomura under the Nomura Credit Agreement.

    The principal of the Nomura Indebtedness, approximately $21.1 million, becomes due and payable on September 23, 2001. In this regard, the Company is presently in the process of attempting to refinance the obligation, and also has requested that Nomura consent to an extension of the Nomura Indebtedness. Thus far, Nomura has declined such request.

    The Siena Loan - On April 13, 2000, Mr. Martin and Mr. Teresi each paid to Siena the sum of $137,500 and assumed the position of Siena with respect to the Siena Loan, with some modifications to the terms. For the quarter ended March 31, 2001, the Company did not possess the resources to pay off this $275,000 loan from Messrs. Teresi and Martin. As a result, as provided under the modified terms, through March 13, 2001 an additional 225,000 warrants vested to each of Mr. Martin and Mr. Teresi and the fair value of the warrants, aggregating $100,500, has been recorded as interest expense. Effective March 30, 2001, in connection with the Martin Unwind transaction (see Note 4 - Stockholders' Deficit), Mr. Teresi purchased Mr.
    Martin's one-half interest in the Siena Loan, and all warrants vested thereunder, for cash in the amount of $137,500.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

3.  REDEEMABLE COMMON STOCK

    On February 1, 2001, the Company entered into a settlement agreement with a law firm which had provided litigation defense services regarding accrued legal fees and expenses for total consideration of approximately $750,000. The settlement included the delivery of a promissory note for $250,000, which bears interest at the rate of 10% per annum and is due and payable in full on April 30, 2001, and the issuance of 500,000 shares of Easyriders, Inc, common stock. Under the terms of this agreement, on or after December 1, 2002, the law firm has the right to cause Easyriders to purchase any or all of the eligible shares at a price of $1.00 per share. As a result of the put option held by the law firm, the mandatory redemption value of $500,000 has been classified as redeemable common stock. The fair market value of the 500,000 shares issued under this agreement approximated $155,000 on the settlement date, or $0.31 per share.

4.  STOCKHOLDERS' DEFICIT

    Related-Party Receivable from the sale of Stock - Soon after the El Paso Transaction, and as a consequence thereof, the Board of Directors and the Company's Chairman, John Martin, began negotiating the terms and conditions of a transaction which has become known as the "Martin Unwind," pursuant to which Mr. Martin would resign as Chairman. Such negotiations concluded on March 1, 2001, when the Company and Mr. Martin entered into a Settlement Agreement (the "Martin Settlement"). Concurrently, Mr. Martin and the Company's principal shareholder and a director, Joseph Teresi, entered into a separate agreement concerning the purchase by Mr. Teresi of certain assets of Mr. Martin (the "Martin Asset Purchase").

    These transactions involved (a) Mr. Martin's employment agreement with the Company (the "Martin Employment Agreement"), (b) the Company's 1998 Executive Incentive Compensation Plan (the "Compensation Plan"), (c) a limited-recourse promissory note in the principal amount of $5,000,000 owed by the Company to Mr. Teresi (the "Teresi Note"), which is secured by a full-recourse promissory note in the principal amount of $5,000,000 owed by Mr. Martin to the Company (the "Martin Mirror Note"), (d) a promissory note in the principal sum of $2,300,000 owed by Mr. Martin to the Company (the "Martin Note"), (e) 6,000,000 shares of the Company's common stock, of which 2,395,823 were acquired by Martin through the issuance of the Martin Mirror Note and the Martin Note, and (f) a promissory note in the principal sum of $275,000 originally owed by the Company to Siena Capital Partners, LLC, (the "Siena Note"), which note was subsequently sold to Mr. Martin and Mr. Teresi, each as to a one-half interest.

    Pursuant to the Martin Settlement and the Martin Asset Purchase:

     . Mr. Martin resigned as a director and Chairman of the Board, effective March 1, 2001. Concurrently, the other designated directors, William Prather, Wayne Knyal and Daniel Gallery, also resigned.

     . Mr. Martin agreed to offset all amounts due to him from the Company, to waive future entitlements to receive salary payments under the Martin Employment Agreement, and to waive the right to receive accrued and future bonus payments under the Compensation Plan.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

     . The Company canceled the Martin Mirror Note and reduced the balance due under the Martin Note to $1,200,000 (the "Adjusted Balance"). During the year ended December 31, 2000, the Company wrote-off $5.1 million of the Martin Mirror Note.

     . Effective March 30, 2001, Mr. Martin paid the Adjusted Balance to the Company, through (a) the surrender to the Company, for cancellation and retirement, of 4.5 million shares of the Company's common stock held by him (valued at $0.20 per share or $900,000), and payment of $300,000 in cash.

     . Effective March 30, 2001, Mr. Teresi agreed to the cancellation of the Martin Mirror Note and as to the Teresi Note, Mr. Martin provided Mr. Teresi with a limited personal guarantee up to $3,000,000.

     . Effective March 30, 2001, Mr. Teresi purchased from Mr. Martin, (a) 1,500,000 shares of the Company's common stock held by Mr. Martin for cash in the amount of $300,000, and (b) Mr. Martin's one-half interest in the Siena Note, and all warrants vested thereunder, for cash in the amount of $137,500.

    Stock Option Grants - During the three months ended March 31, 2001, there were no stock option grants.

5.  LONG-TERM LICENSE AGREEMENT

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

    The Products Agreement provides for an initial product inventory purchase of $760,195, and the purchase of delivery and transition services, licensing rights, customer lists, promotional support and related goods and services, all valued at $600,000. The total of these figures, $1,360,195 was paid by SSS via cancellation of the API Credit. During the quarter ended March 31, 2001, the

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

    Company recognized approximately $585,000 of revenues from products sold and $500,000 from services rendered in relation to the delivery of products, transition support services, customer lists, and promotional support. The remaining balance of $275,000 is included in deferred revenues on the accompanying consolidated balance sheet, of which, $100,000 will be amortized straight line over the license period of 10 years and $175,000 will be recognized upon shipment of products during the second quarter.

6.  BUSINESS SEGMENTS

    Information by Operating Segment - Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Easyriders, Inc. chief operating decision-making group is comprised of the chief executive officer and the officers who report to him directly.

    Easyriders Inc. has four reportable segments: publishing, goods and services, franchising/licensing (only one store is still operating as a franchisee), and other events and operations. The publishing segment includes magazine and catalog publishing and other operations. The trade goods and services segment distributes motorcycle apparel and other related goods to both intermediate and end-users and offers motorcycle repair and services through a formerly owned Company store. The franchising/licensing segment includes the franchising/licensing of Easyriders motorcycle stores for distribution of equipment and apparel. The other events and operations segment includes the coordination and sponsorship of motorcycle related events and operations.

    Easyriders, Inc. evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. (The Company utilizes the other events and operations segment as a venue for increased exposure for publication sales.) The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The financial results from continuing operations for Easyriders, Inc.'s four operating segments have been prepared on a basis which is consistent with the manner in which Easyriders, Inc.'s management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments less precisely than would be required for stand alone financial information prepared in accordance with generally accepted accounting principles. Revenue attributed to geographic areas is based on the location of the customer.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                                                             Franchis-        Other
                                                             Publish  Goods and     Food        ing/          Opera-
(in dollars)                                                  -ing    Services    Service    Licensing        tions     Totals
---------------------------------------------------------------------------------------------------------------------------------
Sales external customers -Quarter ended March 31, 2001     6,529,004  1,727,190        -           -           36,971   8,293,165
---------------------------------------------------------------------------------------------------------------------------------
Sales external customers -Quarter ended March 31, 2000     5,487,497  1,432,451        -           -        1,485,491   8,405,439
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations-
Quarter ended March 31, 2001                               1,198,421    819,902        -      40,173           10,014   2,068,510
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations-
Quarter ended March 31, 2000                                  91,912   (306,359)       -    (135,925)         458,733     108,361
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations-Quarter ended
March 31, 2001                                                     -          -        -           -                -           -
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations-Quarter ended
March 31, 2000                                                     -          -  133,529           -                -     133,529
---------------------------------------------------------------------------------------------------------------------------------
Segment Assets at March 31, 2001                           6,888,201          -        -           -           24,861   6,913,062
---------------------------------------------------------------------------------------------------------------------------------
Capital Expenditures YTD March 31, 2001                       15,000          -        -           -                -      15,000
---------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization - Quarter ended March 31, 2001      78,522          -        -           -            5,606      84,128
---------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization - Quarter ended March 31, 2000      88,386     12,087        -       2,114           20,715     123,302
---------------------------------------------------------------------------------------------------------------------------------



    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:



                                                                                  Quarter Ended
                                                                                  -------------
March 31, 2001:
Income from continuing operations in segment disclosure                             $ 2,068,510
Unallocated, selling, general and administrative expenses                              (196,927)
                                                                                  -------------
Income from continuing operations                                                   $ 1,871,583
                                                                                  =============

March 31, 2000:
Income from continuing operations in segment disclosure                             $   108,361
Unallocated, selling, general and administrative expenses                              (710,667)
                                                                                  -------------
Loss from continuing operations                                                     $  (602,306)
                                                                                  =============

As at March 31, 2001:
Segment assets                                                                      $ 6,913,062
Cash and cash equivalents                                                               604,995
Receivable from shareholder                                                             278,324
Goodwill                                                                             25,982,688
                                                                                  -------------
Total assets                                                                        $33,779,069
                                                                                  =============
                                                                                  Quarter Ended
                                                                                  -------------
March 31, 2001:
Depreciation and amortization included in segment disclosure                        $    84,128
Amortization of goodwill                                                                274,336
                                                                                  -------------
Depreciation and amortization                                                       $   358,464
                                                                                  =============

March 31, 2000:
Depreciation and amortization included in segment disclosure                        $   123,302
Amortization of goodwill                                                                469,740
                                                                                  -------------
Depreciation and amortization                                                       $   593,042
                                                                                  =============

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

    Revenues concerning principal geographic areas are as follows based on customer location:

                      USA           Canada         Germany           UK          Australia         Other           Total
                 -------------------------------------------------------------------------------------------------------------

Q/E 3/31/01          $7,619,932      264,153         92,805        115,341         103,941          96,993       $8,293,165
Q/E 3/31/00          $7,364,902      264,355        135,760        125,186         106,117         409,119       $8,405,439



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

Use of EBITDA

     The following comparative discussion of the results of operations and financial condition of the Company includes, among other factors, an analysis of changes in the operating income of the business segments before interest expense, taxes, depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the Paisano Companies of significant amounts of amortization of intangible assets and interest expense recognized through the Reorganization. Further, the Company has added back non-cash charges consisting of stock issuance expenses to derive an adjusted EBITDA ("Adjusted EBITDA"). Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of the Company and its subsidiaries, and when used in comparison to debt levels or the coverage of interest expense as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States of America. Also, EBITDA, as calculated by the Company, may not be comparable to similarly titled measures used by other companies.

Results of Operations

The following table sets forth certain operating data for Easyriders for the three months ended March 31, 2001 and 2000:

                                               Easyriders       Paisano Companies     Consolidated     Consolidated

                                                              For the Three Months Ended March 31,
                                             -----------------------------------------------------------------------
                                                    2001                2001              2001             2000
CONTINUING OPERATIONS:                                                      (unaudited)
SALES
Publishing                                     $        -             $6,529,004        $6,529,004       $ 5,487,497

Goods and services                                                     1,727,190         1,727,190         1,432,451
Food service                                                                                     -                 -
Franchising/Licensing                                                          -                 -                 -
Other operations                                                          36,971            36,971         1,485,491
                                               ---------------------------------------------------------------------
                                                        -              8,293,165         8,293,165         8,405,439
COST OF SALES
Publishing                                                             4,592,395         4,592,395         4,359,798
Goods and services                                                       834,380           834,380         1,416,881
Food service                                                                                     -                 -
Franchising/Licensing                                                          -                 -                 -
Other operations                                                          26,723            26,723         1,020,058
                                               ---------------------------------------------------------------------
                                                        -              5,453,498         5,453,498         6,796,737
GROSS MARGIN
Publishing                                              -              1,936,609         1,936,609         1,127,699
Goods and services                                      -                892,810           892,810            15,570
Food service                                            -                      -                 -                 -
Franchising/Licensing                                                          -                 -                 -
Other operations                                        -                 10,248            10,248           465,433
                                               ---------------------------------------------------------------------
                                                        -              2,839,667         2,839,667         1,608,702
EXPENSES
Publishing                                                               738,188           738,188         1,035,787
Goods and services                                                        72,908            72,908           321,929
Food service                                                                                     -                 -
Franchising/Licensing                                                    (40,173)          (40,173)          135,925
Other operations                                                             234               234             6,700
Unallocated expenses                              190,858                  6,069           196,927           710,667
                                               ---------------------------------------------------------------------
                                                  190,858                777,226           968,084         2,211,008
INCOME (LOSS) FROM OPERATIONS
Publishing                                              -              1,198,421         1,198,421            91,912
Goods and services                                      -                819,902           819,902          (306,359)
Food service                                            -                      -                 -                 -
Franchising/Licensing                                                     40,173            40,173          (135,925)
Other operations                                        -                 10,014            10,014           458,733
Unallocated                                      (190,858)                 6,069          (196,927)         (710,667)
                                               ---------------------------------------------------------------------
                                               $ (190,858)            $2,062,441        $1,871,583       $  (602,306)
                                               =====================================================================

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
                                               $ (459,192)            $1,374,176        $  914,984       $(1,516,647)

NET INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                               -                      -                 -           133,529
                                               ---------------------------------------------------------------------


NET INCOME (LOSS)                              $ (459,192)            $1,374,176        $  914,984       $(1,383,118)
                                               =====================================================================

The following tables set forth the EBITDA calculations for Easyriders for the three month periods ended March 31, 2001 and 2000:

                                                                Paisano
                                        Easyriders             Companies             Consolidated         Consolidated
                                                                  For the Three Months Ended March 31,
                                    ----------------------------------------------------------------------------------
                                            2001                  2001                    2001                 2000
Continuing Operations:
Net income (loss)                        $(459,192)            $1,374,176              $  914,984          $(1,516,647)
Interest expense                           299,962                690,422                 990,384              976,638
Income tax expense                          16,425                      -                  16,425                7,851
Depreciation /amortization expense           5,606                352,858                 358,464              593,042
                                         -----------------------------------------------------------------------------
EBITDA - Continuing Operations           $(137,199)            $2,417,456              $2,280,257          $    60,884
                                         =============================================================================


Discontinued Operations:
Net income (loss)                        $       -             $        -              $        -          $   133,529
Interest expense                                 -                      -                       -              105,867
Income tax expense                               -                      -                       -                    -
Depreciation /amortization expense               -                      -                       -              236,494
                                         -----------------------------------------------------------------------------
EBITDA - Discontinued Operations         $       -             $        -              $        -          $   475,890
                                         =============================================================================


EBITDA                                   $(137,199)            $2,417,456              $2,280,257          $   536,774
Add back stock issuance expense                  -                      -                       -              173,242
                                         -----------------------------------------------------------------------------
Adjusted EBITDA                          $(137,199)            $2,417,288              $2,280,257          $   710,016
                                         =============================================================================


The three months ended March 31, 2001 compared to the three months ended March 31, 2000

Results of Operations of Easyriders Inc. and subsidiaries

     During the three months ended March 31, 2001, the Company generated net income in the amount of $914,984, reflecting an improvement in results of $2,298,102, when compared with the net loss of $1,383,118 for the three months ended March 31, 2000. This improvement for the three month period can be attributed to an improvement in gross margin of $1,230,965 and a $1,242,924 reduction in operating expenses, offset by a $42,258 increase in interest and other expenses and income taxes and a $133,529 decrease in income from discontinued operations. Net income from continuing operations improved $2,431,631 for the three month periods, from a net loss of $1,516,647 in 2000 to net income of $914,984 in 2001.

     On October 5, 2000, the Company sold all of the interests in El Paso. The subsidiary is reflected as discontinued operations for the three month period ended March 31, 2000 in the accompanying financial statements so that the periods presented are comparable.

     The Company's net income per share, both basic and diluted, improved $0.09 per share to $0.03 per share for the three months ended March 31, 2001, as compared to the net loss per share of $0.06 for the three months ended March 31, 2000.

     The Company generated EBITDA in the amount of $2,280,257 for the three months ended March 31, 2001, compared with EBITDA of $536,774 for the three months ended March 31, 2000, reflecting an improvement in EBITDA of $1,743,483, or 325%. Adjusted EBITDA reflects the add-back of non-cash charges related to stock issuance expenses of $0 and $173,242 for the three month periods ended March 31, 2001 and 2000, respectively. As such, for the three months ended March 31, 2001, adjusted EBITDA was the same as EBITDA, while for the three months ended March 31, 2000 adjusted EBITDA was $710,016, resulting in an improvement in adjusted EBITDA of $1,570,241, or 221%. EBITDA from continuing operations was $2,280,257 for the three months ended March 31, 2001, compared with EBITDA from continuing operations of $60,884 for the three months ended March 31, 2000, reflecting a substantial improvement in EBITDA from continuing operations of $2,219,373.

     Results of Operations: Paisano Companies

     The operating results of the Company for the three months ended March 31, 2001 and March 31, 2000 include the results for the Paisano Companies.

     The Paisano Companies' publishing segment includes sales generated from subscription sales, newsstand sales and advertising sales related to the Companies' special interest magazines. The related cost of sales includes direct costs related to the sales, consisting primarily of printing, paper, publication and distribution costs. The goods and services segment includes sales generated from the sale of apparel and other products through its mail-order catalogs, one retail store, and franchise/license programs. The related cost of sales includes the costs of the apparel and other products. The franchising/licensing segment includes sales generated through franchise fees charged to the operating franchisees/licensees of the retail stores. There is no material related cost of sales. Through March 2000, the Paisano Companies' other segment primarily included Events, which generated substantially all of its revenues from the sale of tickets to motorcycle rodeos, motorcycle shows, and tattoo shows. In March 2000, the Company licensed its rights to produce and manage these events. Since then, such revenues have been generated through royalties and license fees paid pursuant to this Events outsourcing transaction. Cost of sales for the other segment consists primarily of direct costs of promoting the events.

     The Paisano Companies' total sales decreased $112,274, or 1%, from $8,405,439 for the three months ended March 31, 2000 to $8,293,165 for the same three months in 2001. This decrease can be attributed to a combination of reduced revenues from Easyriders of Columbus of $652,669 as a result of this store being sold in April 2000, and reduced revenues from Easyriders Events of $960,476 as a result of a restructuring in March 2000 under which a third party licensed the rights to produce and manage events and to sell event-specific merchandise, offset by increased revenues from Paisano Publications of $1,500,871 resulting from 1) the recognition of a $500,000 in revenues from the products sold and services rendered under the terms of the licensing arrangement with Southern Steel, 2) the sale of $584,966 of merchandise to Southern Steel,
3) an increase in magazine sales of $303,929, and 4) increases in other departments of $111,976.

     The Paisano Companies' gross margin increased $1,230,965, or 77%, from $1,608,702 for the three months ended March 31, 2000, to $2,839,667 for the three months ended March 31, 2001. As a percentage of sales, gross margin for the Paisano Companies increased from 19% to 34%. The increase in gross margin can be substantially attributed to 1) an increase in gross margin in the magazine department of $651,251, of which $112,453 results from additional sales, and $538,798 results from cost savings from reduced personnel, space rental, and travel, 2) an increase in gross margin of $993,689 in the products department, of which $500,000 is attributable to the Southern Steel licensing agreement, $305,409 is due to increased sales, and $188,280 is due to decreased costs of personnel, space rent, and travel, 3) a decrease in gross margin of $304,637 resulting from the closure of our events division, and 4) a decrease in gross margin of $128,536 resulting from the sale of our Columbus division.

     The Paisano Companies' income from operations increased a substantial $2,007,218, from $55,223 for the three months ended March 31, 2000, to $2,062,441 for the three months ended March 31, 2001. This increase can be attributed to a combination of an increase in gross margin of $1,230,965 and a decrease in operating expenses of $776,253. The decrease in operating expenses can be primarily attributed to 1) reduced expenses of $176,098 resulting from the closure of Franchising, 2) reduced expenses of $181,607 resulting from the closure of Columbus, 3) reduction in stock issuance expenses of $173,242, and 4) reduced salaries of $232,515.

     Expenses of the Paisano Companies not allocated to any segment amount to $6,069 and $710,667 for the three months ended March 31, 2001 and 2000, respectively. The allocated expenses include payroll, promotion, and other general and administrative expenses specifically attributable to the business segments. The unallocated expenses represent legal and professional fees and other expenses which are not specifically attributable to a business segment.

     Payroll and related benefits for the Paisano Companies decreased $56,057, or 17%, from $327,524 for the quarter ended March 31, 2000 to $271,467 for the same quarter in 2001. This decrease is the result of efforts to reduce costs by decreasing staff size. Depreciation and amortization for the quarters ended March 31, 2001 and 2000 totaled $352,858 and $558,126, respectively, of which $274,336 and $469,740 for the respective quarters relates to the amortization of the goodwill created out of the Paisano Companies' acquisition by the Company. The decrease in the amortization of goodwill, and in turn in the depreciation and amortization in total, is the result of the Company recording a $25 million reduction of the balance in goodwill as a result of impairment as of December 31, 2000.

     Interest expense for the Paisano Companies increased $7,719, or 1%, from $678,535 for the quarter ended March 31, 2000 to $686,254 for the quarter ended March 31, 2001. This increase is attributable to additional borrowings under the Revolving Loan.

     The net income for the Paisano Companies increased a substantial $2,056,251, from a net loss of $682,075 for the three months ended March 31, 2000 to net income of $1,374,176 for the three months ended March 31, 2001. The increase in net income can be primarily attributed to improved results of operations for Paisano Publications, Inc. which went from a loss of $725,028 to net income of $1,338,394 for the quarters ended March 31, 2000 and 2001, respectively. This improvement in net income is substantially the result of 1) increased sales of $1,500,871, 2) decreased cost of sales of $187,078, and decreased general and administrative costs of $206,814, both resulting from cost containment efforts, and 3) reduced amortization expense of $205,268 resulting from a $25,000,000 write down of goodwill in December 2000. EBITDA for the three month periods improved by $1,838,495, or 318%, from $578,961 for the three months ended March 31, 2000 to $2,417,456 for the three months ended March 31, 2001.

     The principal raw material used in publishing operations of the Paisano Companies is paper. Paper costs represented approximately 17% of Paisano Publications' production, selling and other direct costs for both the three month periods ended March 31, 2001 and 2000. Certain commodity grades of paper have shown considerable price volatility over the last decade. There can be no assurance that future fluctuations in paper prices will not have a material adverse effect on the Paisano Companies' results of operations or financial condition.

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

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund the Company's operating costs (primarily payroll and related expenses) and working capital needs (primarily accounts receivable, inventory, prepaid expenses and debt service). On March 31, 2001, the Company had negative working capital of $26.1 million due primarily to the pending maturity of the Nomura Indebtedness of $21.1 million and deferred subscription and advertising income of $4.8 million.

     Cash provided by operating activities from continuing operations during the three month period ended March 31, 2001 totaled approximately $0.3 million. The operating net income of $0.9 million was increased by several non-cash charges including $0.4 million for depreciation and amortization, $0.1 million for non-cash interest expenses, and $0.1 million of amortization of debt issuance costs, and offset by a $0.1 million gain from the Martin Unwind transaction. Cash of $1.1 million was used for changes in operating accounts.

     Upon its acquisition by the Company, Paisano Publications obtained an aggregate of $22,000,000 in Nomura Indebtedness. This financing was comprised of a $17,000,000 senior term loan (the "Term Loan") and a $5,000,000 revolving loan (the "Revolving Loan"). The proceeds from the Term Loan plus $3,500,000 of the Revolving Loan were used to repay certain promissory notes issued to the shareholder of the Paisano Companies in conjunction with the Paisano Acquisition and to pay certain acquisition expenses. To the extent that Paisano Publications is in compliance with the terms of the Nomura Indebtedness, any unused portion of the Revolving Loan may be used by Paisano Publications for working capital purposes. Available borrowings under the Revolving Loan are
subject to the approval of the Lender.   At March 31, 2001, there were no
available borrowings under the Revolving Loan.

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

     At the end of each one-month period in which the Term Loan is outstanding, Paisano Publications is required to prepay the Term Loan in an aggregate principal amount equal to 35% of Excess Cash Flow, as defined in the Credit Agreement, for such period, to the extent such Excess Cash Flow is achieved. The Term Loan has been classified as a current liability at March 31, 2001.

     Subject to certain limitations on dividends, and provided that no event of default has occurred, Paisano Publications may advance funds to the Company monthly, limited to the lessor of $100,000 or 35% of the Excess Cash Flow for the preceding monthly period. As of March 31, 2001, Paisano Publications has provided $508,299 of funding to the Company based on Paisano's attainment of Excess Cash Flow. The inability of Paisano Publications to provide funds to the Company can adversely impact the ability of the Company to repay certain expenses of the Company.

     Because the Nomura Indebtedness includes restrictions on the ability of the Paisano Companies to transfer funds to the Company in the form of cash dividends, loans or advances, the net assets of the Paisano Companies are considered to be restricted. The restricted net assets of the Paisano Companies on March 31, 2001 totaled $984,788.

     The Nomura Indebtedness contains numerous operating and financial covenants, including but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures. As of March 31, 2001, the Company was not in compliance with any of such financial covenants. In addition, as of March 1, 2001, the Company was not in compliance with certain technical compliance provisions of the Nomura Credit Agreement. No assurance can be given that a satisfactory resolution of these default issues will be obtained. Any non-compliance could restrict the Company's business activities, and could expose the Company to materially adverse consequences if any such defaults are not resolved, by reason of the remedies available to Nomura under the loan documents pertaining to the Nomura Indebtedness, including but not limited to, the foreclosure on the Company's assets, which are provided as collateral.

    In connection with the Paisano Acquisition, the Company issued Subordinated Seller Notes in the aggregate amount of $13,000,000 to Joseph Teresi, the sole shareholder of the Paisano Companies prior to the Paisano Acquisition. The Subordinated Seller Notes consisted of a subordinated promissory note in the amount of $5,000,000, a limited recourse subordinated promissory note in the amount of $5,000,000 secured by the Martin Mirror Note (as defined in the applicable instruments) and a short-term subordinated promissory note in the amount of $3,000,000. The first two notes (the "Subordinated Notes") bear interest at an annual rate that escalates from 6% to 10% and may be extended for an additional five years. The remaining $3,000,000 (the "Short Term Note") was initially issued as a 90 day note that bears interest at an annual rate of 10%. On April 3, 2000, the then remaining principal and interest balance on the $5,000,000 subordinated promissory note was exchanged for 3,356,710 shares of Easyriders, Inc. Common Stock issued to Mr. Teresi. Mr. Teresi has agreed to defer collection of current interest on the remaining $8,000,000 of the Subordinated Seller Notes until after March 2002.

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

     As of December 31, 2000, the Company did not possess the resources to pay off the Siena Loan. As a result, as provided under the modified terms, an additional 350,000 warrants vested to each of Mr. Martin and Mr. Teresi. In addition, as of March 13, 2001, the Company still did not possess the resources to pay off the Siena Loan and, as a result, an additional 225,000 warrants vested to each of Mr. Martin and Mr. Teresi. As of March 30, 2001, Mr. Teresi aquired all of Mr. Martin's interest in the Siena Loan, and all warrants vested up to such date.

     On October 5, 2000, the Company sold all interests in El Paso Bar-B-Que Company to a newly formed subsidiary of Culinary Holdings, Inc. for a combination of cash in the amount of $4,000,000 and the assumption of liabilities in the amount of approximately $6,700,000. In accordance with the terms of the sale transaction, the Company forgave a net intercompany receivable of $782,753. In addition, Culinary Holdings assumed $1,000,000 of convertible debentures held by a director of the Company, who thereupon released the Company from any obligation in connection therewith.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to a variety of risks, including paper price volatility and changes in interest rates affecting the cost of its debt.

Paper Price Volatility

     A primary component of the Company's cost of sales in the magazine publishing segment is the cost of paper. Consequently, increases in paper prices can adversely impact the Company results of operations.

Interest Rates

     The Company is subject to certain interest rate risk related to the Senior Loans. The Senior Loans mature on September 23, 2001 and bear interest at an annual rate equal to the prime rate of the Lender plus 1.85% payable monthly. Excluding any effect from the Default Rate of interest asserted by

Nomura, the interest rate on the balance of $21,097,814 outstanding on March 31, 2001 was 9.85 %. An increase in interest rates of 1% would result in an increase in interest expense of approximately $210,000.

     The Company's remaining long-term debt has fixed interest rates and therefore the Company does not believe an increase in interest rates would have a material impact on the Company's consolidated financial statements.


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

     As a consequence of the previously-reported (a) settlement conference in September, 1999 before Judge Montali, (b) the arrest and indictment of Mr. Pierce on 29 counts of conspiracy, mail fraud and money laundering (c) conversion of the bankruptcy proceeding from Chapter 11 to Chapter 7, (d) dissolution of the creditor's committee and (e) appointment of a trustee to administer the bankruptcy estate (the "Trustee"), as well as the subsequent criminal conviction of Mr. Pierce on multiple felony counts, the Pierce Action has been dormant for the past 14 months. During this period, the company has been in settlement discussions with the Trustee. In December 2000, the Trustee approved a settlement providing for dismissal of the Pierce Action in exchange for payment to the Pierce bankruptcy estate of 350,000 shares of the Company's common stock, representing the exact amount of shares due Mr. Pierce in accordance with his obligations in the Reorganization, plus an additional 20,000 shares. In this regard, a definitive settlement agreement was prepared and circulated, but whether this settlement will be finalized is now uncertain by reason of the Trustee's appointment of new counsel., who is re-examining the facts leading to the Trustee's original willingness to agree with the terms thereof. In light of these developments, while the Company believes the Pierce Action is without merit, the Company is no longer confident that a settlement of this action will be consummated in the near future. Accordingly, the Company is preparing to resume its defense of this action. Regardless of whether the Pierce Action is litigated or settled, the Company does not believe the outcome of this action will have a materially adverse effect on the Company.

     The Kaye, Scholer Litigation

     On April 19, 2000, the Company filed an action in Los Angeles County Superior Court against the law firm of Kaye, Scholer, Fierman, Hays & Handler, LLP ("Kaye, Scholer"), which represented Newriders, Inc. in the Reorganization of 1998 (the "Kaye, Scholer Action"). The Kaye, Scholer Action alleges that defendant, and the responsible attorneys individually, committed legal malpractice, rendered negligent advice and breached attorney-client fiduciary duties by failing to protect the Company's interests in connection with the indemnification agreement entered into by and between Newriders, as Buyer, and Paisano Publications, Inc., as Seller, in the Reorganization. The complaint alleges that as a consequence of such malpractice, the Company incurred costs in excess of $2.5 million in connection with the previously reported Steel Horses Arbitration, and seeks recovery of such sums, and other damages. In the action, Kaye, Scholer has filed a cross-complaint seeking recovery of unpaid legal fees in the amount of approximately $100,000. This action is in the discovery phase. A mandatory mediation session was held on April 24, 2001, which determined that the positions of the parties are too far apart for meaningful settlement discussions to take place at this time.

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

     The Greg King Litigation

     On August 2, 1999, Greg King ("King") filed an action against the Company and its subsidiary, Newriders, in Los Angeles County Superior Court (the "King Action"), seeking damages of (a) not less than $500,000 for the alleged breach of an oral agreement to deliver certain shares of Newriders, Inc. in 1998, and
(b) approximately $100,000 for breach of an alleged oral agreement to reimburse King for certain advances made by Mr. King on behalf of Newriders in 1998. The King Action also seeks these damages on the basis of alleged fraud on the part of certain officers of Newriders. On December 23, 1999, an amended complaint was filed naming as additional defendants, Leon Hatcher, Michael Purcell and Bill Doyle, each a former officer and/or director of Newriders. The allegations of Mr. King arise out of his employment with Newriders in Fresno, California, and his associations with Leon Hatcher and Rick Pierce, identified above. After extensive pre-trial investigation, the Company determined that the King Action was without merit, and that it had substantial defenses thereto. The Company tendered the King Action to its D&O Carrier, which indicated a willingness to contribute towards settlement of this action. This matter was scheduled for trial on April 30, 2001, but as the result of negotiations between King, the Company, and the D&O Carrier, this action was settled as of April 25, 2001. Under the terms thereof, substantially all of the consideration agreed to be paid to Mr. King will be funded by the D&O Carrier. The terms of settlement are not materially adverse to the Company.

     Estate of Henry Wise v. Easyriders, Inc. et al

     On April 12, 2001 a complaint was filed in the Horry County (South Carolina) Court of Common Pleas by Genevieve Beach, as Personal Representative of the Estate of Henry F. Wise, II, deceased, naming as defendants the Company and the Myrtle Beach Speedway (the "Wise Action"). The Wise Action arises out of the death of Mr. Wise while participating in a motorcycle stunt event at the Myrtle Beach Speedway in May of 1999 and seeks unspecified damages as the result of alleged negligence on the part of defendants with respect to safety precautions in connection with the event. The event was part of a series of motorcycle stunt events produced by Kevin Ruic, whose company, FASCAR North, had previously sold the rights thereto to the Company. The Company believes it has meritorious defenses to the Wise Action, and potential cross-actions, but at this point has not completed its investigation into the facts concerning this matter, nor has the Company ascertained whether there is insurance coverage for this action. If there is no insurance coverage, it is possible that the Company could be forced to incur substantial litigation costs, and that any adverse ruling in this action could be material.

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


Item 2.  Changes in Securities and Use of Proceeds.

     During February 2001, the Company issued 500,000 shares of Easyriders, Inc. stock to a law firm contracted by Easyriders Franchising, Inc. as part of a settlement agreement to pay amounts owing to such firm for services performed. The shares were valued at their market price, market price being determined as the closing price of the Common Stock on the American Stock Exchange on the date of issuance.

     Effective March 30, 2001, the former Chairman of the Board of Directors of the Company returned to the Company, for cancellation, 4.5 million shares of the Company's common stock. The shares were valued at their market price, market price being determined as the closing price of the Common Stock on the American Stock Exchange on the date that he returned the shares.

     The transactions described above were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.


Item 3.  Defaults Upon Senior Securities


     The Nomura Credit Agreement sets forth two types of obligations on the part of the Company:

  .  Payment-Related Obligations:  Payments in respect of interest, principal
     ---------------------------
     reduction and pay-off at maturity.

  .  Covenant-Related Obligations:  Obligations to maintain certain financial
     ----------------------------
     ratios, and to do or not do certain things, which obligations are designed to avoid impairment of Nomura's credit position and the value of its collateral.

     The Company is not in compliance with a number of its Covenant-Related Obligations of the Nomura Credit Agreement. In addition, Nomura and the Company are in disagreement as to whether violations have occurred with respect to other Covenant-Related Obligations. This dispute remains unresolved.

     The Company is in full compliance with all Payment-Related Obligations, provided that Nomura has demanded that the Company commence payment of a "Default Rate" of interest on the outstanding indebtedness. The Company has refused to comply with this demand. This dispute remains unresolved.


Item 4.  Submission of matters to a vote of security holders

     None.


Item 5.  Other Information

     None.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         None

     (b) Reports on Form 8-K:

         Current Report of the Company on Form 8K, as filed on March 6, 2001.



SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EASYRIDERS, INC.
                                              ----------------
                                              (Registrant)



Dated: May 11, 2001                           /s/ J. Robert Fabregas
                                              ----------------------------------
                                              J. Robert Fabregas
                                              Chief Executive Officer and Chief
                                              Financial Officer