Form 10-Q
period 2001-06-30
EASYRIDERS INC
filed 2001-08-16
CIK 1065253

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

For the quarterly period ended June 30, 2001       Commission File No. 001-14509

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

Yes  X          No ___
    ---

  There were 25,481,112 shares of outstanding Common Stock of the Registrant as of August 1, 2001.

================================================================================
================================================================================

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                  June 30,                 December 31,
                                                                    2001                      2000
                                                                ----------------------------------------
                                                                 (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                       $   529,604                $   192,492
Accounts receivable, less allowance for doubtful accounts
  of $708,189 (2001) and $882,234 (2000)                          2,417,861                  2,008,505
Inventories                                                       1,740,664                  2,177,344
Prepaid publication costs                                           831,889                    819,210
Prepaid expenses and other                                        1,120,533                    849,844
Receivable from shareholder                                         267,533                    278,374
                                                                -----------                -----------

    Total current assets                                          6,908,084                  6,325,769

PROPERTY AND EQUIPMENT, net                                         801,026                    841,158

GOODWILL, net of accumulated amortization of
  $4,667,389 (2001) and $4,194,289 (2000)                        25,783,924                 26,257,024

OTHER ASSETS                                                        138,492                    172,670
                                                                -----------                -----------

                                                                $33,631,526                $33,596,621
                                                                ===========                ===========

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)


                                                                               June 30,          December 31,
                                                                                 2001                2000
                                                                             ------------      ---------------
                                                                             (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                             $  4,002,937       $    5,237,813
Accrued payroll and payroll related expenses                                      255,320            1,204,786
Accrued interest payable                                                        1,012,704              563,963
Other current liabilities                                                       1,146,914            1,528,143
Income taxes payable                                                               37,700               17,900
Current portion of deferred subscription and advertising income                 4,473,015            3,941,853
Note payable (Note 3)                                                              50,000                    -
Current portion of long-term debt                                              21,863,238           21,832,113
                                                                             ------------       --------------

    Total current liabilities                                                  32,841,828           34,326,571
                                                                             ------------       --------------

NOTE PAYABLE TO STOCKHOLDER                                                     8,000,000            8,000,000

LONG-TERM DEBT, net of current portion and debt discount                          268,848              571,165

OTHER LONG-TERM LIABILITIES, including deferred
  subscription revenues of $1,537,985 (2001) and $1,477,385 (2000)              2,403,890            3,529,359

REDEEMABLE COMMON STOCK (Note 3)                                                  500,000                    -

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 10,000,000 shares
  authorized, none outstanding                                                          -                    -
Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 28,638,702 shares (2001) and 28,590,702 shares (2000)
  issued, 24,138,702 shares (2001) and 28,590,702 shares (2000)
  outstanding                                                                      28,638               28,590
Additional paid in capital                                                     64,743,100           64,611,943
Receivable from the sale of stock, less allowance for doubtful
 account of $5,100,000 (2000)                                                           -           (2,200,000)
Accumulated deficit                                                           (74,254,778)         (75,271,007)
Treasury stock, 4,500,000 shares of common stock at cost                         (900,000)                   -
                                                                             ------------       --------------

    Total stockholders' deficit                                               (10,383,040)         (12,830,474)
                                                                             ------------       --------------

                                                                             $ 33,631,526       $   33,596,621
                                                                             ============       ==============

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME/(OPERATIONS)


                                                       For the Three Months Ended         For the Six Months Ended
                                                                 June 30,                          June 30,
                                                          2001             2000             2001             2000
                                                       ----------------------------      ----------------------------
CONTINUING OPERATIONS:                                          (unaudited)                      (unaudited)
SALES                                                  $ 6,943,808      $ 7,279,153      $15,236,973      $15,684,591

COST OF SALES                                            4,987,143        6,026,961       10,440,640       12,823,698
                                                       -----------      -----------      -----------      -----------
GROSS MARGIN                                             1,956,665        1,252,192        4,796,333        2,860,893

EXPENSES:
Selling, general and administrative                        831,776        1,624,010        1,441,395        3,068,734
Depreciation and amortization                              279,451        1,439,548          637,915        2,032,590
Stock issuance expenses                                          -           22,342                -          195,584
                                                       -----------      -----------      -----------      -----------
    Total expenses                                       1,111,227        3,085,900        2,079,310        5,296,908
                                                       -----------      -----------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS                              845,438       (1,833,708)       2,717,023       (2,436,015)

OTHER INCOME (EXPENSE)                                      69,083         (554,407)         119,293         (350,730)
INTEREST EXPENSE                                          (796,978)      (1,112,781)      (1,787,362)      (2,089,419)
                                                       -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES            117,543       (3,500,896)       1,048,954       (4,876,164)

PROVISION FOR INCOME TAXES                                  16,300            2,001           32,725            9,852
                                                       -----------      -----------      -----------      -----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS               101,243       (3,502,897)       1,016,229       (4,886,016)

DISCONTINUED OPERATIONS:
 INCOME (LOSS) FROM OPERATIONS                                   -          (12,464)               -          121,066
 GAIN (LOSS) ON DISPOSAL                                         -       (2,100,000)               -       (2,100,000)
                                                       -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                      $   101,243      $(5,615,361)     $ 1,016,229      $(6,864,950)
                                                       ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER SHARE:
  BASIC
  CONTINUING OPERATIONS                                $     0.004      $    (0.127)     $     0.039      $    (0.191)
  DISCONTINUED OPERATIONS                                        -           (0.077)               -           (0.077)
                                                       -----------      -----------      -----------      -----------
  NET INCOME (LOSS) PER SHARE                          $     0.004      $    (0.204)     $     0.039      $    (0.268)
                                                       ===========      ===========      ===========      ===========
  DILUTED
  CONTINUING OPERATIONS                                $     0.004      $    (0.127)     $     0.036      $    (0.191)
  DISCONTINUED OPERATIONS                                        -           (0.077)               -           (0.077)
                                                       -----------      -----------      -----------      -----------
  NET INCOME (LOSS) PER SHARE                          $     0.004      $    (0.204)     $     0.036      $    (0.268)
                                                       ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                 24,101,098       27,490,182       26,308,636       25,594,509
                                                       ===========      ===========      ===========      ===========
  DILUTED                                               26,235,312       27,490,182       28,482,524       25,594,509
                                                       ===========      ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      For the Six Months Ended
                                                                                                              June 30,
                                                                                                       2001              2000
                                                                                                   -------------------------------
CONTINUING OPERATIONS:                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                                   $ 1,016,229      $(4,886,016)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
  Stock issuance expenses                                                                                     -          195,584
  Common stock issued for services                                                                       30,705           13,125
  Common stock issued for interest                                                                            -           39,890
  Depreciation and amortization                                                                         637,915        2,032,590
  Loss on sale of Easyriders of Columbus to related party                                                     -          532,818
  (Gain) Loss on sale of fixed assets                                                                   (59,437)          55,072
  Gain on Martin Unwind                                                                                 (47,167)               -
  Loss on write-off of intangible                                                                             -                -
  Amortization of debt issuance costs                                                                   157,386          157,386
  Non-cash interest expense                                                                             100,500          150,049
  Increase (decrease) in cash resulting from changes in operating accounts:
    Current assets                                                                                     (245,203)        (151,538)
    Other assets                                                                                              -          122,337
    Current liabilities                                                                              (1,253,618)        (248,942)
    Other long-term liabilities                                                                         111,577        1,387,863
                                                                                                   --------------   --------------
Net cash provided by (used in) operating activities                                                     448,887         (599,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets                                                                       10,028           10,000
Purchases of fixed assets                                                                              (150,611)         (40,617)
                                                                                                   --------------   --------------
      Net cash used in investing activities                                                            (140,583)         (30,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible debentures and debt                                                                   -          383,775
Common stock issued for cash                                                                                  -          500,000
Proceeds from stockholders' and other advances                                                          300,000                -
Payments on debt and capital leases                                                                    (271,192)        (157,386)
                                                                                                   --------------   --------------
      Net cash provided by financing activities                                                          28,808          726,389
                                                                                                   --------------   --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS                                                                        $   337,112      $    95,990

CASH USED FOR DISCONTINUED OPERATIONS                                                                         -         (271,542)
                                                                                                   --------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    337,112         (175,552)
CASH AND CASH EQUIVALENTS, beginning of period                                                          192,492          429,256
                                                                                                   --------------   --------------
CASH AND CASH EQUIVALENTS, end of period                                                            $   529,604      $   253,704
                                                                                                   ==============   ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                                            $   657,721      $   852,055
                                                                                                   ==============   ==============
NON-CASH FINANCING ACTIVITIES:
Common stock issued in settlement of litigation                                                     $         -      $   325,000
                                                                                                   ==============   ==============
Common stock issued in settlement of debt                                                           $         -      $ 3,446,787
                                                                                                   ==============   ==============
Common stock issued upon conversion of debentures                                                   $         -      $   379,149
                                                                                                   ==============   ==============
Redeemable common stock issued in settlement of accrued liability (Note 3)                          $   155,000      $         -
                                                                                                   ==============   ==============
Conversion of accrued liability to note payable (Note 3)                                            $   250,000      $         -
                                                                                                   ==============   ==============

          See accompanying notes to consolidated financial statements

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

1.  GENERAL BASIS OF PRESENTATION

    Easyriders, Inc. (Easyriders or the Company) was incorporated in the State of Delaware on May 13, 1998, and for financial reporting purposes is the successor to Newriders, Inc. (Newriders), a Nevada corporation. On September 23, 1998, Easyriders, Inc. consummated a series of transactions (collectively, the Reorganization), including the following: (i) the merger of a subsidiary of Easyriders with and into Newriders (the Merger) upon which the shareholders of Newriders exchanged their stock on a 2-for-1 basis for Easyriders, Inc. common stock; (ii) the acquisition by Easyriders of all of the outstanding common stock of Paisano Publications, Inc. (Paisano Publications), a California corporation, and certain affiliated corporations (collectively, the Paisano Companies); and (iii) the acquisition by Easyriders of all of the outstanding membership interests of M&B Restaurants, L.C. (El Paso), a Texas limited liability company.

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

    The Paisano Companies consist of Paisano Publications; Easyriders of Columbus, Inc., an Ohio corporation; Easyriders Franchising, Inc., a California corporation; Teresi, Inc. (DBA Easyriders Events, Inc.), a California corporation; Bros Club, Inc., a California corporation and Associated Rodeo Riders on Wheels, a California corporation; Paisano Publications publishes 11 special-interest magazines directed to motorcycle, hot-rod, and tattoo enthusiasts, and 2 industry related magazines, Eagles Eye and Tatoo Industry. Other Paisano Companies market a line of apparel and other products designed to appeal to motorcycle, hot-rod, and tattoo enthusiasts. Through the end of 1999 Easyriders Franchising had established franchise stores that sold Easyriders apparel, customized new and used American-made motorcycles, and motorcycle accessories. Subsequently, all but 2 franchisees signed agreements converting their franchise arrangement to a licensing arrangement and the operations of Easyriders Franchising were assumed by Easyriders Licensing, Inc., a California corporation, and a wholly-owned subsidiary of Newriders. Currently, there are 41 licensed stores and 1 retail store still operating under an expired franchise agreement.

    El Paso owns and operates barbecue and smoked meat restaurants located in Arizona and Oklahoma. The restaurants are operated under the name "El Paso
    Bar-B-Que."   On October 5, 2000, the Company sold its interest in El Paso to a related party.

    Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications.

    Basis of presentation - The accompanying unaudited interim consolidated financial statements of Easyriders, Inc. for the three and six month periods ended June 30, 2001 and 2000, respectively, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

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

    Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. In this regard, readers are cautioned to consider the fact that on July 17, 2001, Easyriders and Paisano Publications filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (see No. 7, below, entitled "Subsequent Events"). The immediate consequences of these filings are discussed herein, but the longer-term consequences are substantially uncertain at this time, and could include, among other things:

     . An outright sale of assets for a price which is less than the Company's total indebtedness, in which case it is possible that no value would remain for shareholders.

     . Restructuring of the Nomura Indebtedness through modified terms, or replacing the Nomura Indebtedness with alternative financing.

     . Restructuring or elimination, in whole or in part, of the Company's unsecured debt.

     . Cancellation or dilution of all, or a portion of, the Company's currently outstanding common stock.

     . Events which disqualify the Company from remaining a publicly traded enterprise.

     .  Changes in ownership control and/or management of the Company.

    This list in not intended to be exhaustive, nor to reflect management's expectations as to the most likely outcome of the Chapter 11 cases, but merely to serve as a notice to readers that the future of the Company is substantially uncertain at this point in light of the issues still to be resolved in the Bankruptcy Court.

    The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The above referenced bankruptcy filings were prompted primarily by various repayment demands and other disputes that Easyriders was having with its primary secured lender, Nomura Holding America Inc. ("Nomura"), including Nomura's unwillingness to extend the September 23, 2001 maturity date of its secured loan in the principal amount of approximately $21 million. The unpredictability of the outcome of these bankruptcy filings raises substantial doubt about the Company's ability to continue as a going concern. For management's plans on emerging out of Chapter 11, see Note 2 and Note 7.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

2. LONG-TERM DEBT

   The Nomura Indebtedness - In November of 2000, Nomura asserted that the Company was in default with respect to numerous non-financial matters based on various negative covenants in the Nomura Credit Agreement. Management took issue with each of these charges, and in good faith believed that no events of default had occurred. Thereafter, Nomura took the position that the "default rate" of interest should apply. For the reasons indicated, the Company disputed this demand, on the basis that no triggering event had occurred.

   The Nomura Indebtedness, approximately $21.0 million, becomes due and payable on September 23, 2001. In view of the Company's anticipated inability to repay the entire Indebtedness by such date, and Nomura's unwillingness to accept a lesser amount, or to extend the maturity date, in or about May 2001, management began discussing with Nomura the possibility of filing voluntary petitions under Chapter 11 of the Bankruptcy Code, which led to protracted negotiations concerning a Cash Collateral Stipulation (the "CCS"). The CCS was based upon a detailed budget which Nomura reviewed and ultimately approved, subject to reserving all of its rights under the Nomura Credit Agreement. The CCS Budget contemplates the payment of only "stated" interest, and not the "default" interest rate of an additional 3%, plus "Net Income" pursuant to a formula set forth in the CCS. Pursuant to the CCS, no agreement was made between the Company and Nomura as to the application of any such payments. Easyriders, Inc. and Paisano Publications filed voluntary petitions under Chapter 11 of the Bankruptcy Code on July 17, 2001. They continue to operate as "Debtors in Possession". At a hearing held on July 20, 2001, the Bankruptcy Court formally approved the CCS on an interim basis pending a final hearing to be held on August 21, 2001. In accordance with the CCS and the CCS Budget, the Company paid Nomura its interest payment for the month of July 2001 at the stated rate. In addition, the Company paid Nomura "Net Income" for July 2001 of $23,699. The Company's payment obligations to Nomura are presently governed by the CCS, with which the Company is in full compliance.

   The Siena Loan - On April 13, 2000, Mr. Martin and Mr. Teresi each paid to Siena the sum of $137,500 and assumed the position of Siena with respect to the Siena Loan, with some modifications to the terms. For the quarter ended March 31, 2001, the Company did not possess the resources to pay off this $275,000 loan from Messrs. Teresi and Martin. As a result, as provided under the modified terms, through March 13, 2001 an additional 225,000 warrants vested to each of Mr. Martin and Mr. Teresi and the fair value of the warrants, aggregating $100,500, was recorded as interest expense.
   Effective March 30, 2001, in connection with the Martin Unwind transaction (see Note 4 - Stockholders' Deficit), Mr. Teresi purchased Mr. Martin's one-half interest in the Siena Loan, and all warrants vested thereunder, for cash in the amount of $137,500. Concurrently, in an amendment to the terms of the loan effective April 1, 2001, Mr. Teresi agreed to relinquish his right to receive additional warrants.

3. REDEEMABLE COMMON STOCK

   On February 1, 2001, to resolve a dispute over legal fees and expenses, the Company entered into a settlement agreement with a law firm which had provided litigation defense services for total consideration of approximately $750,000. The settlement included (a) the delivery of a promissory note for $250,000, which bears interest at the rate of 10% per annum and was due and payable in full on April 30, 2001; and (b) the issuance of 500,000 shares of Easyriders, Inc,

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

    common stock. As of June 30, 2001, a balance of $50,000 plus accrued interest remained outstanding under the promissory note. Under the terms of the settlement agreement, on or after December 1, 2002, the law firm has the right (a "put option") to cause Easyriders to purchase any or all of the eligible shares at a price of $1.00 per share. As a result of the put option held by the law firm, the mandatory redemption value of $500,000 has been classified as redeemable common stock. The fair market value of the 500,000 shares issued under this agreement approximated $155,000 on the settlement date, or $0.31 per share.

4.  STOCKHOLDERS' DEFICIT

    Related-Party Receivable from the sale of Stock - Shortly after the El Paso Transaction, and as a consequence thereof, the Board of Directors and the Company's Chairman, John Martin, began negotiating the terms and conditions of a transaction which has become known as the "Martin Unwind," pursuant to which Mr. Martin would resign as Chairman. Such negotiations concluded on March 1, 2001, when the Company and Mr. Martin entered into a Settlement Agreement (the "Martin Settlement"). Concurrently, Mr. Martin and the Company's principal shareholder and a director, Joseph Teresi, entered into a separate agreement concerning the purchase by Mr. Teresi of certain assets of Mr. Martin (the "Martin Asset Purchase").

    These two transactions affected (a) Mr. Martin's employment agreement with the Company (the "Martin Employment Agreement"), (b) the Company's 1998 Executive Incentive Compensation Plan (the "Compensation Plan"), (c) a limited-recourse promissory note in the principal amount of $5,000,000 owed by the Company to Mr. Teresi (the "Teresi Note"), which is secured by a full-recourse promissory note in the principal amount of $5,000,000 owed by Mr. Martin to the Company (the "Martin Mirror Note"), (d) a promissory note in the principal sum of $2,300,000 owed by Mr. Martin to the Company (the "Martin Note"), (e) 6,000,000 shares of the Company's common stock, of which 2,395,823 were acquired by Martin through the issuance of the Martin Mirror Note and the Martin Note, and (f) a promissory note in the principal sum of $275,000 originally owed by the Company to Siena Capital Partners, LLC, (the "Siena Note"), which note was subsequently sold to Mr. Martin and Mr. Teresi, each as to a one-half interest.

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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

      . Effective March 30, 2001, Mr. Martin paid the Adjusted Balance to the Company, through (a) the surrender to the Company, for cancellation and retirement, of 4.5 million shares of the Company's common stock held by him (valued at $0.20 per share, or $900,000), and payment of $300,000 in cash.

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

    Stock Option Grants - During the six months ended June 30, 2001, pursuant to the formula grant provision under the Company's 1998 Executive Incentive Compensation Plan, the Company granted 45,000 options to non-employee
    directors of the Company.   SFAS No. 123, Accounting for Stock-Based
    Compensation, encourages but does not require the Company to record compensation cost for employee stock option grants. The Company has chosen to continue to account for employee option grants using Accounting Principles Board Opinion No. 25. No compensation expense has been recognized for employee stock option grants.

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

    The Products Agreement provides for an initial product inventory purchase of $760,195, and the purchase of delivery and transition services, licensing rights, customer lists, promotional support

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

    and related goods and services, all valued at $600,000. The total of these figures, $1,360,195 was paid by SSS via cancellation of the API Credit. During the quarter ended March 31, 2001, the Company recognized approximately $585,000 of revenues from products sold and $500,000 from services rendered in relation to the delivery of products, transition support services, customer lists, and promotional support. During the quarter ended June 30, 2001, the Company recognized an additional $175,000 of revenues from products shipped. The remaining balance of $100,000, less accumulated amortization calculated using the straight-line method over the license period of 10 years, is included in deferred revenues on the accompanying consolidated balance sheet.

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

    Easyriders Inc. has four reportable segments: publishing, goods and services, franchising/licensing, and other events and operations. The publishing segment includes magazine and catalog publishing and other operations. The trade goods and services segment distributes motorcycle apparel and other related goods to both intermediate and end-users and offers motorcycle repair and services through a formerly owned Company store. The franchising/licensing segment includes the franchising/licensing of Easyriders motorcycle stores for distribution of equipment and apparel. The other events and operations segment includes the coordination and sponsorship of motorcycle related events and operations.

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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                             Publishing     Goods And     Food Service   Franchising/ Other Operations    Totals
                                                            Services                       Licensing
(in dollars)
----------------------------------------------------------------------------------------------------------------------------------
Sales external customers - Quarter ended
  June 30, 2001                               5,606,933         556,899              -              -         779,976    6,943,808
----------------------------------------------------------------------------------------------------------------------------------
Sales external customers - Quarter ended
  June 30, 2000                               5,963,021       1,181,746              -              -         134,386    7,279,153
----------------------------------------------------------------------------------------------------------------------------------
Sales external customers - Year-to-date
  June 30, 2001                              12,135,937       2,284,089              -              -         816,947   15,236,973
----------------------------------------------------------------------------------------------------------------------------------
Sales external customers - Year-to-date
  June 30, 2000                              11,450,518       2,615,713              -              -       1,618,360   15,684,591
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations - Quarter
 ended June 30, 2001                            975,680          83,457              -        (10,095)        128,102    1,177,144
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations - Quarter
 ended June 30, 2000                            641,421        (182,488)             -       (173,887)        (49,711)     235,335
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations -
 Year-to-date June 30, 2001                   2,174,101         903,359              -         30,078         138,117    3,245,655
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations -
 Year-to-date June 30, 2000                     733,333        (487,331)             -       (309,812)        407,505      343,695
----------------------------------------------------------------------------------------------------------------------------------
Net Income (loss) from discontinued
 operations - Quarter ended June 30, 2001            -               -              -              -               -            -
----------------------------------------------------------------------------------------------------------------------------------
Net Income (loss) from discontinued
 operations-Quarter ended June 30, 2000               -               -     (2,112,464)             -               -   (2,112,464)
----------------------------------------------------------------------------------------------------------------------------------
Net Income (loss) from discontinued
 operations - Year-to-date June 30, 2001              -               -              -              -               -            -
----------------------------------------------------------------------------------------------------------------------------------
Net Income (loss) from discontinued
 operations - Year-to-date June 30, 2000              -               -     (1,978,934)             -               -   (1,978,934)
----------------------------------------------------------------------------------------------------------------------------------
Segment Assets at June 30, 2001               6,916,286               -              -              -         134,179    7,050,465
----------------------------------------------------------------------------------------------------------------------------------
Capital Expenditures YTD June 30, 2001          150,611               -              -              -               -      150,611
----------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization - Quarter ended
 June 30, 2001                                   80,687               -              -              -               -       80,687
----------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization - Quarter ended
 June 30, 2000                                   83,978           4,029              -          2,106          16,341      106,454
----------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization - Year-to-date
  June 30, 2001                                 159,209               -              -              -           5,606      164,815
----------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization - Year-to-date
  June 30, 2000                                 172,364          16,116              -          4,220          37,056      229,756
----------------------------------------------------------------------------------------------------------------------------------



   A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------


                                                                                Quarter Ended        Year-To Date
                                                                              -----------------------------------
June 30, 2001:
Income from operations in segment disclosure                                     $ 1,177,144          $ 3,245,655
Unallocated, selling, general and administrative expenses                           (331,706)            (528,632)
                                                                              -----------------------------------
Income (loss) from operations                                                    $   845,438          $ 2,717,023
                                                                              ===================================

June 30, 2000:
Income from operations in segment disclosure                                     $   235,335          $   343,695
Unallocated, selling, general and administrative expenses                         (2,069,043)          (2,779,710)
                                                                              -----------------------------------
Income (loss) from operations                                                    $(1,833,708)         $(2,436,015)
                                                                              ===================================


As at June 30, 2001:
Segment assets                                                                                        $ 7,050,465
Cash and cash equivalents                                                                                 529,604
Receivable from shareholder                                                                               267,533
Goodwill                                                                                               25,783,924
                                                                                                    -------------
Total assets                                                                                          $33,631,526
                                                                                                    =============

                                                                                Quarter Ended      Year-To-Date
                                                                              -----------------------------------
June 30, 2001:
Depreciation and amortization included in segment disclosure                     $    80,687          $   164,815
Amortization of goodwill                                                             198,764              473,100
                                                                              -----------------------------------
Depreciation and amortization                                                    $   279,451          $   637,915
                                                                              ===================================

June 30, 2000:
Depreciation and amortization included in segment disclosure                     $   106,454          $   229,756
Amortization of goodwill                                                           1,333,094            1,802,834
                                                                              -----------------------------------
Depreciation and amortization                                                    $ 1,439,548          $ 2,032,590
                                                                              ===================================


    Revenues concerning principal geographic areas are as follows based on customer location:


                     USA          Canada      Germany          UK         Australia        Other          Total
              ------------------------------------------------------------------------------------------------------
Q/E 6/30/01        $ 6,130,533     314,813       103,647       113,998         79,990        200,827     $ 6,943,808
Q/E 6/30/00        $ 6,285,493     265,497       117,117       123,043        106,184        381,819     $ 7,279,153
YTD 6/30/01        $13,750,465     578,966       196,452       229,339        183,931        297,820     $15,236,973
YTD 6/30/00        $13,650,394     529,852       252,877       248,229        212,301        790,938     $15,684,591


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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

7.  SUBSEQUENT EVENTS

    Chapter 11 bankruptcy filing - On July 17, 2001, Easyriders and Paisano Publications, (collectively "Easyriders"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division.

    The bankruptcy filings were prompted primarily by various repayment demands and other disputes that Easyriders was having with its primary secured lender, Nomura Holding America Inc. ("Nomura"), including Nomura's unwillingness to extend the September 23, 2001 maturity date of its secured loan in the principal amount of approximately $21 million (the "Nomura Debt"). Previously, Easyriders has reported extensively on its dealings with Nomura, and the disputes in question. Notwithstanding these disputes, Nomura and Easyriders entered into a cash collateral stipulation ("CCS") prior to Easyriders' bankruptcy filings which will enable Easyriders to continue to operate in the ordinary course of business and pay all necessary operating expenses. Concurrently with such filings, Easyriders filed a motion seeking emergency Bankruptcy Court approval of its CCS with Nomura.

    The Bankruptcy Court held a hearing on July 20, 2001 at which time the CCS between Easyriders and Nomura was approved on an interim basis pending a final hearing to be held on August 21, 2001. No change in management or control of Easyriders has occurred, and the companies' operations have continued uninterrupted. The Bankruptcy Code prevents Easyriders from paying any "pre-petition debt" except in accordance with a confirmed plan of reorganization or as otherwise allowed by the Bankruptcy Court. Because the publishing operations of Paisano Publications are constantly in progress and depend upon a number of critic al vendors (such as printers, distributors and paper suppliers), Easyriders is attempting to negotiate agreements to pay certain critical vendors and seeking Bankruptcy Court approval of those agreements. With respect to magazine printing and distribution, the resolution of these issues is critical to the ongoing operations of Easyriders. Easyriders expects all such issues to be resolved timely and satisfactorily, but there can be no assurance that this will be the case. Any untimely or adverse ruling, for example, could cause magazines to miss critical "on sale" periods with respect to newsstands, which in turn could cause a ripple effect with respect to lost revenues and losses due to advertising refunds, subscription refunds, and the like. Such consequences could be materially adverse to Easyriders.

    With Nomura's consent, Easyriders has engaged the Westlake Village, CA-based investment banking firm of Murphy Noell Capital ("MNC") to provide financial advisory services, and Easyriders is currently in the process of seeking Bankruptcy Court approval of their employment of MNC. MNC is presently in the process of finalizing its presentation materials. Pursuant to the terms of Easyriders' employment agreement with MNC, MNC will provide financial advisory services to Easyriders in connection with Easyriders' pending Chapter 11 bankruptcy cases and will assist Easyriders in connection with the refinancing of Easyriders' debt to Nomura, the raising of additional equity and/or the sale of Easyriders' assets, for the purpose, among other things, of satisfying Nomura's debt.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

    The Chapter 11 filings by Easyriders have resulted in the imposition of an automatic stay with respect to the pursuit of any and all litigation and other dispute-based claims against either Easyriders, Inc. or Paisano Publications. The consequences of this development are discussed below under
    Part 1 of Item II - Legal Proceedings. In addition, the American Stock Exchange ("AMEX") has temporarily suspended trading in the Company's common stock, pending further developments in the Chapter 11 cases. This suspension was implemented on an informal basis. AMEX has taken no formal action with respect to the de-listing of the Company's securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Management's discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

OVERVIEW

        Easyriders is a corporation established under the laws of the state of Delaware on May 13, 1998. Easyriders currently derives substantially all of its revenues from Paisano Publications, having sold all of its interests in El Paso in October 2000.

        On September 23, 1998, Easyriders consummated a series of transactions (the "Reorganization") comprised of the following: (a) the acquisition by Easyriders from Joseph Teresi of all of the outstanding common stock of Paisano Publications and certain affiliated corporations (the "Paisano Companies"), engaged at the time in (i) publishing special-interest magazines relating primarily to American-made "V-Twin" motorcycles and tattoo art, (ii) selling branded motorcycle apparel and accessories through a mail-order catalogue, events and franchise stores, (iii) producing motorcycle and tattoo-related events, and franchising retail stores to market its branded motorcycle apparel and accessories; (b) the acquisition by Easyriders of all of the outstanding membership interests of El Paso, which at the time was engaged in the operation of four restaurants under the name "El Paso Bar-B-Que"; and (c) the merger (the "Merger") of a subsidiary of Easyriders with and into Newriders, Inc., a Nevada corporation ("Newriders").

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

Results of Operations

The following table sets forth certain operating data for Easyriders for the three months ended June 30, 2001 and 2000:

                                       Easyriders   Paisano Companies   Consolidated   Consolidated

                                                    For the Three Months Ended June 30,
                                     --------------------------------------------------------------
                                         2001                2001            2001           2000
CONTINUING OPERATIONS:                                           (unaudited)
SALES
Publishing                              $       -          $5,606,933     $5,606,933    $ 5,963,021
Goods and services                                            556,899        556,899      1,181,746
Food service                                                        -              -              -
Franchising/Licensing                                               -              -              -
Other operations                                              779,976        779,976        134,386
                                     --------------------------------------------------------------
                                                -           6,943,808      6,943,808      7,279,153
COST OF SALES
Publishing                                                  3,904,815      3,904,815      4,628,733
Goods and services                                            431,849        431,849      1,214,933
Food service                                                        -              -              -
Franchising/Licensing                                               -              -              -
Other operations                                              650,479        650,479        183,295
                                     --------------------------------------------------------------
                                                -           4,987,143      4,987,143      6,026,961
GROSS MARGIN
Publishing                                                  1,702,118      1,702,118      1,334,288
Goods and services                                            125,050        125,050        (33,187)
Food service                                                        -              -              -
Franchising/Licensing                                               -              -              -
Other operations                                              129,497        129,497        (48,909)
                                     --------------------------------------------------------------
                                                -           1,956,665      1,956,665      1,252,192
EXPENSES
Publishing                                                    726,438        726,438        692,867
Goods and services                                             41,593         41,593        149,301
Food service                                                        -              -              -
Franchising/Licensing                                          10,095         10,095        173,887
Other operations                                                1,395          1,395            802
Unallocated expenses                      269,451              62,255        331,706      2,069,043
                                     --------------------------------------------------------------
                                          269,451             841,776      1,111,227      3,085,900
INCOME (LOSS) FROM OPERATIONS
Publishing                                                    975,680        975,680        641,421
Goods and services                                             83,457         83,457       (182,488)
Food service                                                        -              -              -
Franchising/Licensing                                         (10,095)       (10,095)      (173,887)
Other operations                                              128,102        128,102        (49,711)
Unallocated                              (269,451)            (62,255)      (331,706)    (2,069,043)
                                     --------------------------------------------------------------
                                        $(269,451)         $1,114,889     $  845,438    $(1,833,708)
                                     ==============================================================

NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS                 $(460,300)         $  561,543     $  101,243    $(3,502,897)

NET INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                       -                   -              -     (2,112,464)
                                     --------------------------------------------------------------
NET INCOME (LOSS)                       $(460,300)         $  561,543     $  101,243    $(5,615,361)
                                     ==============================================================

The following table sets forth certain operating data for Easyriders for the six months ended June 30, 2001 and 2000:

                                            Easyriders   Paisano Companies   Consolidated   Consolidated

                                                          For the Six Months Ended June 30,
                                             -----------------------------------------------------------
                                               2001                2001           2001           2000
CONTINUING OPERATIONS:                                                (unaudited)
SALES
Publishing                                           -      $12,135,937       $12,135,937    $11,450,518
Goods and services                                            2,284,089         2,284,089      2,615,713
Food service                                                          -                 -              -
Franchising/Licensing                                                 -                 -              -
Other operations                                                816,947           816,947      1,618,360
                                             -----------------------------------------------------------
                                                     -       15,236,973        15,236,973     15,684,591
COST OF SALES
Publishing                                                    8,497,210         8,497,210      8,988,531
Goods and services                                            1,266,229         1,266,229      2,631,814
Food service                                                          -                 -              -
Franchising/Licensing                                                 -                 -              -
Other operations                                                677,201           677,201      1,203,353
                                             -----------------------------------------------------------
                                                     -       10,440,640        10,440,640     12,823,698
GROSS MARGIN
Publishing                                                    3,638,727         3,638,727      2,461,987
Goods and services                                            1,017,860         1,017,860        (16,101)
Food service                                                          -                 -              -
Franchising/Licensing                                                 -                 -              -
Other operations                                                139,746           139,746        415,007
                                             -----------------------------------------------------------
                                                     -        4,796,333         4,796,333      2,860,893
EXPENSES
Publishing                                                    1,464,626         1,464,626      1,728,654
Goods and services                                              114,501           114,501        471,230
Food service                                                          -                 -              -
Franchising/Licensing                                           (30,078)          (30,078)       309,812
Other operations                                                  1,629             1,629          7,502
Unallocated expenses                           460,309           68,323           528,632      2,779,710
                                             -----------------------------------------------------------
                                               460,309        1,619,001         2,079,310      5,296,908
INCOME (LOSS) FROM OPERATIONS
Publishing                                                    2,174,101         2,174,101        733,333
Goods and services                                              903,359           903,359       (487,331)
Food service                                                          -                 -              -
Franchising/Licensing                                            30,078            30,078       (309,812)
Other operations                                                138,117           138,117        407,505
Unallocated                                   (460,309)         (68,323)         (528,632)    (2,779,710)
                                             -----------------------------------------------------------
                                             $(460,309)     $ 3,177,332       $ 2,717,023    $(2,436,015)
                                             ===========================================================

NET INCOME (LOSS) FROM CONTINUING
 OPERATIONS                                  $(919,492)     $ 1,935,721       $ 1,016,229    $(4,886,016)


NET INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS                             -                -                 -     (1,978,934)
                                             -----------------------------------------------------------

NET INCOME (LOSS)                            $(919,492)     $ 1,935,721       $ 1,016,229    $(6,864,950)
                                             ===========================================================

The following tables set forth the EBITDA calculations for Easyriders for the three and six month periods ended June 30, 2001 and 2000, respectively:

                                                                    Paisano
                                            Easyriders             Companies          Consolidated    Consolidated
                                                                 For the Three Months Ended June 30,
                                        --------------------------------------------------------------------------
                                              2001                   2001                  2001            2000
Continuing Operations:
Net income (loss)                           $(460,300)            $  561,543            $  101,243     $(3,502,897)
Interest expense                              179,252                617,726               796,978       1,112,781
Income tax expense                             16,300                      -                16,300           2,001
Depreciation/amortization expense                   -                279,451               279,451       1,439,548
                                        --------------------------------------------------------------------------
EBITDA - Continuing Operations              $(264,748)            $1,458,720            $1,193,972     $  (948,567)
                                        ==========================================================================

Discontinued Operations:
Net income (loss)                           $       -             $        -            $        -     $(2,112,464)
Interest expense                                    -                      -                     -         135,784
Income tax expense                                  -                      -                     -               -
Depreciation/amortization expense                   -                      -                     -         256,780
                                        --------------------------------------------------------------------------
EBITDA - Discontinued Operations            $       -             $        -            $        -     $(1,719,900)
                                        ==========================================================================

EBITDA                                      $(264,748)            $1,458,720            $1,193,972     $(2,668,467)
Add back stock issuance expense                     -                      -                     -          22,342
                                        --------------------------------------------------------------------------
Adjusted EBITDA                             $(264,748)            $1,458,720            $1,193,972     $(2,646,125)
                                        ==========================================================================

                                                                  For the Six Months Ended June 30,
                                        --------------------------------------------------------------------------
                                               2001                  2001                  2001            2000
Continuing Operations:
Net income (loss)                           $(919,492)            $1,935,721            $1,016,229     $(4,886,016)
Interest expense                              479,215              1,308,147             1,787,362       2,089,419
Income tax expense                             32,725                      -                32,725           9,852
Depreciation/amortization expense               5,606                632,309               637,915       2,032,590
                                        --------------------------------------------------------------------------
EBITDA - Continuing Operations              $(401,946)            $3,876,177            $3,474,231     $  (754,155)
                                        ==========================================================================

Discontinued Operations:
Net income (loss)                           $       -             $        -            $        -     $(1,978,934)
Interest expense                                    -                      -                     -         241,652
Income tax expense                                  -                      -                     -               -
Depreciation/amortization expense                   -                      -                     -         493,274
                                        --------------------------------------------------------------------------
EBITDA - Discontinued Operations            $       -             $        -            $        -     $(1,244,008)
                                        ==========================================================================

EBITDA                                      $(401,946)            $3,876,177            $3,474,231     $(1,998,163)
Add back stock issuance expense                     -                      -                     -         195,584
                                        --------------------------------------------------------------------------
Adjusted EBITDA                             $(401,946)            $3,876,177            $3,474,231     $(1,802,579)
                                        ==========================================================================

Results of Operations of Easyriders Inc. and Subsidiaries

     During the three months ended June 30, 2001, the Company generated net income of $101,243, reflecting an improvement in results of $5,716,604, or 102%, when compared with the net loss of $5,615,361 for the three months ended June 30, 2000. The net income for the six months ended June 30, 2001 was $1,016,229, reflecting an improvement of $7,881,179, or 115%, when compared with the net loss of $6,864,950 for the same period in the prior year. The improvement for the three month period can be attributed to an improvement in gross margin of $704,473, a $1,974,673 reduction in operating expenses, a $924,994 reduction in interest and other expenses and income taxes, and a $2,112,464 decrease in loss from discontinued operations. The improvement for the six month period can be attributed to an improvement in gross margin of $1,935,440, a $3,217,598 reduction in operating expenses, a $749,207 decrease in interest and other expenses and income taxes, and a $1,978,934 decrease in loss from discontinued operations. Net income from continuing operations improved $3,604,140, or 103%, for the three month periods from a net loss of $3,502,897 in 2000 to net income of $101,243 in 2001, and $5,902,245, or 121%, for the six month periods from a net loss of $4,886,016 in 2000 to net income of $1,016,229 in 2001.

     On October 5, 2000, the Company sold all of the interests in El Paso. The subsidiary is reflected as discontinued operations for both the three and six month periods ended June 30, 2000 in the accompanying financial statements so that the periods presented are comparable.

     The Company's net income per share, both basic and diluted, improved $0.208 per share, or 102%, to $0.004 per share for the three months ended June 30, 2001, as compared to the net loss per share of $0.204 for the three months ended June 30, 2000. Basic net income per share for the six month periods improved $0.307 per share, or 115%, from a net loss of $0.268 per share in 2000 to net income of $0.039 per share in 2001. Diluted net income per share for the six month periods improved $0.304 per share, or 113%, from a net loss of $0.268 per share in 2000 to net income of $0.036 per share in 2001. Basic and diluted net income per share from continuing operations improved $0.131 per share, or 103%, for the three month periods. Basic net income per share from continuing operations improved $0.230 per share, or 120%, for the six month periods, while diluted net income per share improved $0.227 per share, or 119%.

     The Company experienced positive EBITDA in the amount of $1,193,972 and $3,474,231 for the three and six month periods ended June 30, 2001, respectively, compared with negative EBITDA of $2,668,467 and $1,998,163 for the three and six month periods ended June 30, 2000, reflecting an improvement in EBITDA of $3,862,439, or 145%, for the three month periods, and an improvement in EBITDA of $5,472,394, or 274%, for the six month periods. Adjusted EBITDA reflects the add-back of non-cash charges related to stock issuance expenses of $22,342 and $195,584 for the three and six month periods ended June 30, 2000, respectively. Stock issuance expense arise when shares are issued at a discount from the market price. There were no stock issuance expenses in 2001. As a result, for the three and six month periods ended June 30, 2000, the Company had adjusted negative EBITDA of $2,646,125 and $1,802,579, respectively, resulting in improvements in adjusted EBITDA of $3,840,097, or 145%, for the three month periods, and $5,276,810, or 293%, for the six month periods. EBITDA from continuing operations was $1,193,972 and $3,474,231 for the three and six month periods ended June 30, 2001, respectively, compared with negative EBITDA from continuing operations of $948,567 and $754,155 for the three and six month periods ended June 30, 2000, reflecting an improvement in EBITDA from continuing operations of $2,142,539, or 226%, for the three month periods, and an improvement in EBITDA from continuing operations of $4,228,386, or 561%, for the six month periods.

Results of Operations: Paisano Companies

     The operating results of the Company for both the three and six month periods ended June 30, 2001 and June 30, 2000 include the results for the Paisano Companies.

     The Paisano Companies' publishing segment includes sales generated from subscription sales, newsstand sales and advertising sales related to the Companies' special interest magazines. The related cost of sales includes direct costs related to the sales, consisting primarily of printing, paper, publication and distribution costs. The goods and services segment includes sales generated from the sale of apparel and other products through its mail-order catalogs, one retail store, and franchise/license programs. The related cost of sales includes the costs of the apparel and other products. The franchising/licensing segment includes sales generated through franchise fees charged to the operating franchisees/licensees of the retail stores, which segment has no material related cost of sales. Through March 2000, the Paisano Companies' other segment primarily included Easyriders Events, Inc. (Events), which generated substantially all of its revenues from the sale of tickets to motorcycle rodeos, motorcycle shows, and tattoo shows. In March 2000, the Company licensed its rights to produce and manage these events. Since then, such revenues have been generated through royalties and license fees paid pursuant to this Events outsourcing transaction. Cost of sales for the other segment consists primarily of direct costs of promoting the events.

     The Paisano Companies' total sales decreased $335,345, or 5%, from $7,279,153 for the three months ended June 30, 2000 to $6,943,808 for the same three months in 2001. Total sales for the six month periods decreased $447,618, or 3%, from $15,684,591 for the six months ended June 30, 2000 to $15,236,973 for the same six months in 2001. These decreases can be substantially attributed to a combination of 1) reduced revenues from Easyriders of Columbus of $221,356 and $874,025 for the three and six month periods, respectively, as a result of this store being sold in April 2000, 2) reduced revenues from Easyriders Events of $75,378 and $1,035,854 for the three and six month periods, respectively, as a result of a restructuring in March 2000 under which a third party licensed the rights to produce and manage events and to sell event-specific merchandise, 3) increased revenues from Paisano Publications of $31,159 and $1,508,219 for the three and six month periods, respectively, the six month period increase resulting from the recognition of a $500,000 in revenues from the products sold and services rendered under the terms of the licensing arrangement with Southern Steel and the sale of $584,966 of merchandise to Southern Steel.

     The Paisano Companies' gross margin increased $704,473, or 56%, from $1,252,192 for the three months ended June 30, 2000, to $1,956,665 for the three months ended June 30, 2001. For the six month periods, gross margin increased $1,935,440, or 68%, from $2,860,893 in 2000 to $4,796,333 in 2001. As a percentage of sales, gross margin for the Paisano Companies increased from 17% to 28% for the three month periods, and from 18% to 31% for the six month periods. The increase in gross margin for both the three and six month periods can be attributed to 1) an increase in gross margin in the publishing segment of $367,830 and $1,176,740, respectively, primarily due to a combination of a) increased sales resulting from higher cover prices, and b) cost savings from reduced personnel, space rental, and travel, 2) an increase in gross margin of $158,237 and $1,033,961, respectively, in the goods and services segment, of which $500,000 of the increase for the six month period is attributable to the Southern Steel licensing agreement, and the remainder is the result of increased sales and decreased costs of personnel, space rent, and travel, and 3) an increase in gross margin from the other operations segment of $178,406 for the three month periods substantially attributable to the profit from the new `V-Twin Expo' event, and a decrease in gross margin in this segment of $275,261 for the six month periods, primarily resulting from the closure of our events division in March 2000.

     The Paisano Companies' income from operations improved $1,746,024, or 277%, from a loss of $631,135 for the three months ended June 30, 2000, to income of $1,114,889 for the three months ended June 30, 2001. The Paisano Companies' income from operations improved $3,753,245, or 652%, from a loss of $575,913 for the six months ended June 30, 2000, to income of $3,177,332 for the six months ended June 30, 2001. The improvement for the three month periods can be attributed to an improvement in gross margin of $704,473 combined with a decrease in operating expenses of $1,041,551. The improvement for the six month periods can be attributed to an increase in gross margin of $1,935,440 combined
with a decrease in operating expenses of $1,817,805.   The decrease in operating
expenses for both the three and six month periods can be substantially attributed to 1) reduced amortization expenses of $1,137,621 and $1,342,889, respectively, resulting from the combination of a) an $866,470 accelerated amortization of goodwill arising from the sale of Columbus in April 2000, and b) the impact of the $25M write-off of goodwill effected December 2000, 2) reduced expenses of $163,792 and $339,890, respectively, resulting from the closure of Franchising, 3) reduced expenses of $92,115 and $273,722, respectively, resulting from the closure of Columbus, and 4) reduction in stock issuance expenses of $22,342 and $195,584, respectively.

     Expenses of the Paisano Companies not allocated to any segment amount to $62,255 and $68,323 for the three and six months ended June 30, 2001, and $866,470 and $919,608 for the three and six months ended June 30, 2000. The allocated expenses include payroll, promotion, and other general and administrative expenses specifically attributable to the business segments. The unallocated expenses represent legal and professional fees and other expenses which are not specifically attributable to a particular business segment.

     Payroll and related benefits for the Paisano Companies decreased $6,551, or 2%, from $300,036 for the quarter ended June 30, 2000 to $293,485 for the same quarter in 2001, and decreased $62,608, or 10%, from $627,560 for the six months ended June 30, 2000 to $564,952 for the same six months in 2001. These decreases are the result of efforts to reduce costs by decreasing staff size. Depreciation and amortization for the quarters ended June 30, 2001 and 2000 totaled $279,451 and $1,417,072, respectively, and for the six month periods ended June 30, 2001 and 2000 totaled $632,309 and $1,975,198, respectively, of which $198,764 and $473,100 for the three and six months ended June 30, 2001, respectively, and $466,624 and $936,364 for the three and six months ended in the prior year, respectively, relates to the amortization of the goodwill created out of the Paisano Companies' acquisition by the Company. The decrease in the amortization of goodwill, and in turn in the depreciation and amortization in total, can be substantially attributed to the recording of a $25 million reduction of the balance in goodwill as a result of impairment as of December 31, 2000. In addition, the amortization for both the three and six month periods ended June 30, 2000 includes $866,470 of accelerated amortization of the goodwill attributed to Easyriders of Columbus, as such store was sold effective April 30, 2000.

     Interest expense for the Paisano Companies decreased $117,718, or 16%, from $731,233 for the quarter ended June 30, 2000 to $613,515 for the quarter ended June 30, 2001. For the six month periods ended June 30, 2000 and 2001, interest expense decreased $109,999, or 8%, from $1,409,768 to $1,299,769, respectively. These decreases are primarily attributable to decreases in the prime rate, which declined from an average of 8.9% for the six month period ended June 30, 2000, to an average of 8.2% for the six month period ended June 30, 2001.

     The net income for the Paisano Companies improved $2,685,847, or 126%, from a loss of $2,124,304 for the three months ended June 30, 2000 to income of $561,543 for the three months ended June 30, 2001. The net income for the six month periods improved $4,742,101, or 169%, from a loss of $2,806,380 to income of $1,935,721. The improvement in net income for both the three and six month periods can be primarily attributed to the results of operations for Paisano Publications, Inc. which improved by $3,251,467 from a net loss of $2,674,233 to net income of $577,234 for the quarters ended June 30, 2000 and 2001, respectively, and improved results by $5,314,890 from a net loss of $3,399,261 to net income of $1,915,629 for the six month periods then ended. EBITDA for the three month periods improved by $1,428,505, from $30,215 for the three months ended June 30, 2000 to $1,458,720 for the three months ended June 30, 2001. EBITDA for the six month periods improved by $3,267,002 from $609,175 for the six months ended June 30, 2000 to $3,876,177 for the six months ended June 30, 2001.

     The principal raw material used in the publishing operations of the Paisano Companies is paper. Paper costs represented approximately 19% and 18% of Paisano Publications' production, selling and other direct costs for the three months ended June 30, 2001 and 2000, respectively, and approximately 18% and 17% for the six months then ended. Certain commodity grades of paper have shown considerable price volatility over the last decade. There can be no assurance that future fluctuations in paper prices will not have a material adverse effect on the Paisano Companies' results of operations or financial condition.

     The profitability of the Paisano Companies' publishing segment is also affected by the cost of postage and could be materially adversely affected if there is an increase in postal rates. No assurance can be given that the publishing segment can recoup paper or postal cost increases by passing them through to its advertisers and readers. In addition, future fluctuations in paper prices and/or postal rates could have a material effect on the results of operations and financial condition of the publishing segments.

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund the Company's operating costs (primarily paper, payroll and related expenses) and working capital needs (primarily accounts receivable, inventory, prepaid expenses and debt service). On June 30, 2001, the Company had negative working capital of $26 million due primarily to the pending maturity of the Nomura Indebtedness of $21.0 million and deferred subscription and advertising income of $4.5 million.

     Cash provided by operating activities from continuing operations during the six month period ended June 30, 2001 totaled approximately $0.4 million. The operating net income of $1.0 million was increased by several non-cash charges including $0.6 million for depreciation and amortization, $0.1 million for non-cash interest expenses, and $0.2 million of amortization of debt issuance costs, and offset by $0.1 million of gains from the Martin Unwind transaction and the sale of fixed assets. Cash of $1.4 million was used for changes in operating accounts.

     Upon its acquisition by the Company, Paisano Publications obtained an aggregate of $22,000,000 in Nomura Indebtedness. This financing was comprised of a $17,000,000 senior term loan (the "Term Loan") and a $5,000,000 revolving loan (the "Revolving Loan"). The proceeds from the Term Loan plus $3,500,000 of the Revolving Loan were used to repay certain promissory notes issued to the shareholder of the Paisano Companies in conjunction with the Paisano Acquisition and to pay certain acquisition expenses. To the extent that Paisano Publications is in compliance with the terms of the Nomura Indebtedness, any unused portion of the Revolving Loan may be used by Paisano Publications for working capital purposes. Available borrowings under the Revolving Loan are subject to the approval of the Lender. At June 30, 2001, there were no available borrowings under the Revolving Loan.

     The Nomura Indebtedness is guaranteed (the "Guarantees") by the Company and the Paisano Companies, other than Paisano Publications (the "Guarantors"). The Nomura Indebtedness will mature on September 23, 2001, and bears interest at an annual rate equal to the prime rate of the Lender from time to time plus 1.85%, payable monthly. The Nomura Indebtedness and the Guarantees are secured by a first priority security interest in substantially all of the tangible and intangible assets (owned or hereafter acquired) of the Company and the Paisano Companies, including all of the capital stock or equity interests of the Paisano Companies and Newriders. The Nomura Indebtedness and the Guarantees constitute the primary secured indebtedness of Paisano Publications and Guarantors.

     On July 17, 2001, Easyriders, Inc., and its principal operating subsidiary, Paisano Publications, Inc. (collectively "Easyriders"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division. The bankruptcy court filings were prompted primarily by various repayment demands and other disputes that Easyriders was having with Nomura, including Nomura's unwillingness to extend the September 23, 2001 maturity date of its secured loan. Notwithstanding these disputes, the parties entered into a cash collateral stipulation prior to Easyriders' bankruptcy filings which will enable Easyriders to continue to operate in the ordinary course of business and pay all necessary operating expenses. Concurrently with such filings, Easyriders filed a motion seeking emergency Bankruptcy Court approval of its cash collateral stipulation with Nomura (the "CCS"). The Bankruptcy Court held a hearing on July 20, 2001 at which time the Bankruptcy Court approved the CCS on an interim basis pending a final hearing to be held on August 21, 2001. No change in management or control of Easyriders has occurred, and the companies' operations have continued uninterrupted.

     With Nomura's consent, Easyriders has engaged the Westlake Village, CA-based investment banking firm of Murphy Noell Capital ("MNC") to provide financial advisory services, and Easyriders is currently in the process of seeking Bankruptcy Court approval of their employment of MNC. MNC is presently in the process of finalizing its presentation materials. Pursuant to the terms of Easyriders' employment agreement with MNC, MNC will provide financial advisory services to Easyriders in connection with Easyriders' pending Chapter 11 bankruptcy cases and will assist Easyriders in connection with the refinancing of Easyriders' debt to Nomura, the raising of additional equity and/or the sale of Easyriders' assets, for the purpose, among other things, of satisfying Nomura's debt. Current management of Easyriders hopes to formulate a Plan of Reorganization which will enable Easyriders to emerge from their Chapter 11 proceedings with a comprehensive restructuring of all of their debt.

     Currently, the Company's payment obligations to Nomura are governed by the CCS, and the detailed budget attached thereto (the "CCS Budget"). The CCS is presently scheduled to expire on August 31, 2001. The Company has requested Nomura to agree to extend the term of the CCS beyond August 31, 2001, but Nomura has not yet responded. As a precautionary measure in case Nomura decides not to extend the term of the CCS beyond August 31, 2001, the Company filed a motion with the Bankruptcy Court for authority to continue using cash collateral beyond August 31, 2001. The hearing for the Bankruptcy Court to consider approval of the Company's motion for authority to continue using cash collateral beyond August 31, 2001 is scheduled to be held on August 21, 2001, concurrently with the final hearing on the CCS. Based upon the Company's operating performance, the Company believes that the Bankruptcy Court should authorize the Company to continue using cash collateral beyond August 31, 2001 even if Nomura decides not to extend the term of the CCS beyond August 31, 2001, but there can be no assurance that this will be the case. The Company anticipates it will be able to comply with all payment obligations to Nomura under the CCS. Even if the CCS is not extended, during the pendency of the Chapter 11 cases, Nomura is prevented from foreclosing on its collateral pursuant to the automatic stay provisions of the Bankruptcy Code absent a Bankruptcy Court order to the contrary.

     The Nomura Credit Agreement sets forth (a) requirements for payments to Nomura out of Excess Cash Flow, and (b) conditions under which dividends can be paid and advances made by Paisano Publications to the Company out of Excess Cash Flow. These provisions have been superseded by the CCS, pursuant to which all expenses of the Company and Paisano Publications, on a consolidated basis, are being paid pursant to the CCS Budget. Additionally, the CCS Budget provides for monthly payments to Nomura of any cash remaining after disbursements are made in respect of budgeted expenses.

     The Nomura Credit Agreement contains numerous operating and financial covenants, including, but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures. As of June 30, 2001, the Company was not in compliance with any of such financial covenants. In addition, as of March 1, 2001, the Company was not in compliance with certain technical compliance provisions of the Nomura Credit Agreement. In connection with the Company's bankruptcy filing, the CCS presently governs the Company's payment and performance obligations to Nomura. The Company is current on all payment obligations to Nomura under the CCS, and otherwise is in full compliance with the CCS.

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

     As of December 31, 2000, the Company did not possess the resources to pay off the Siena Loan. As a result, as provided under the modified terms, an additional 350,000 warrants vested to each of Mr. Martin and Mr. Teresi. In addition, as of March 13, 2001, the Company still did not possess the resources to pay off the Siena Loan and, as a result, an additional 225,000 warrants vested to each of Mr. Martin and Mr. Teresi. As of March 30, 2001, Mr. Teresi aquired all of Mr. Martin's interest in the Siena Loan, and all warrants vested up to such date. Concurrently, in an amendment to the terms of the loan, Mr. Teresi relinquished the right to receive additional warrants.

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

     The Company, as it is currently configured, is presently able to meet its liquidity obligations, by reason of the protections afforded by Chapter 11 and the CCS. If management is successful in formulating a Plan of Reorganization which is confirmed by the Bankruptcy Court, it is anticipated that upon emerging from Chapter 11 the Company will continue to be able to meet its liquidity obligations, based on a restructured balance sheet. A sale of the Company's assets is also a possible outcome of the Company's Chapter 11 case. In any event, the Company cannot now predict the outcome of the Chapter 11 cases.


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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to a variety of risks, including paper price volatility, postal rate increases and changes in interest rates affecting the cost of its debt.

Paper Price Volatility

     A primary component of the Company's cost of sales in the magazine publishing segment is the cost of paper. Consequently, increases in paper prices can adversely impact the Company results of operations.

Interest Rates

     The Company is subject to certain interest rate risk related to the Senior Loans. The Senior Loans mature on September 23, 2001 and bear interest at an annual rate equal to the prime rate of the Lender plus 1.85% payable monthly. Excluding any effect from the Default Rate of interest asserted by

Nomura, the interest rate on the balance of $20,991,701 outstanding on June 30, 2001 was 8.60 %. An increase in interest rates of 1% would result in an increase in interest expense of approximately $210,000.

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

     On July 31, 2000, the U.S. District Court in Los Angeles issued an order dismissing the Hatcher Action in its entirety, based on a motion brought by defendants challenging the complaint as being in violation of applicable rules requiring that complaints in Federal court set forth a "short and plain" statement of the basis for relief, and that allegations of fraud be specific as to all details. The order granted plaintiffs 30 days to file a new complaint, stating that any amended complaint "must be a short, plain statement which is concise, simple and direct in compliance with Rule 8 (a). Furthermore, allegations of fraud, misrepresentation and securities fraud must be alleged with particularity in compliance with Rule 9." Subsequently, Plaintiff has filed two amended complaints which the Company has challenged for similar reasons. On January 29, 2001, the court heard the Company's motion to dismiss the plaintiffs' Second Amended Complaint (the "SAC"). On July 23, 2001, the court issued a lengthy, detailed ruling in which it specified substantially all of the pleading defects affecting the SAC, and granted defendants' motion in the entirety. Except for certain securities law claims dismissed with prejudice, the ruling granted plaintiffs 30 days to make "one final attempt" to file a Third Amended Complaint ("TAC"), indicating that the court "will dismiss the plaintiffs' claims with
                                    ---                                 ----
prejudice if their TAC suffers from any of same deficiencies cited herein."
---------

     The Company believes it has substantial defenses to any amended complaint plaintiff's may pursue or file in this action. In any event, in light of the Company's Chapter 11 filing, prosecution of the case against the Company is presently stayed pursuant to the automatic stay provisions of section 362 of the Bankruptcy Code. Technically, this stay does not apply to the individual defendants, although prosecution of the case against them may require plaintiffs to obtain certain procedural relief such as bifurcation the cases against the Company and the Non-Debtor Defendants.

     Based on the current pleadings, the Company and its officers and directors are insured under a policy providing indemnification for damages arising from securities claims and the misconduct of its management, and have received confirmation from their carrier ("D&O Carrier") that the Hatcher Action claims are covered by such policy. It is possible, however, that claims could still be asserted under the latest court ruling which are not covered by insurance.

     As to the Company, the outcome of this action will depend significantly on how the Company's Chapter 11 case proceeds. If plaintiffs pursue the case through a TAC which is not subsequently dismissed, the surviving claims against the Company would become part of the pool of general pre-petition unsecured debt. Unless the surviving claims are resolved through a negotiated settlement, they would be adjudicated through an adversary proceeding in the Bankruptcy
Court or litigation in the existing forum.   Regardless, in light of all of the
foregoing considerations, the outcome of the Hatcher Action is not expected to be materially adverse to the Company.

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

     As a consequence of the previously-reported (a) settlement conference in September, 1999 before Judge Montali, (b) the arrest and indictment of Mr. Pierce on 29 counts of conspiracy, mail fraud and money laundering (c) conversion of the bankruptcy proceeding from Chapter 11 to Chapter 7, (d) dissolution of the creditor's committee and (e) appointment of a trustee to administer the bankruptcy estate (the "Trustee"), as well as the subsequent criminal conviction of Mr. Pierce on multiple felony counts, the Pierce Action has been relatively dormant for the past 14 months. During this period, the company pursued settlement discussions with the Trustee, James Salven, through his counsel, Bill Lee. In December 2000, the Trustee approved a settlement providing for dismissal of the Pierce Action in exchange for payment to the Pierce bankruptcy estate of 350,000 shares of the Company's common stock, representing the exact amount of shares due Mr. Pierce in accordance with his obligations in the Reorganization, plus an additional 20,000 shares. In this regard, a definitive settlement agreement was prepared and circulated, but just as negotiations to finalize the Settlement Agreement were coming to a close, Bill Lee was appointed to the bench, forcing James Salven to retain new counsel. For this purpose he selected Bruce Leichty, a Fresno attorney who previously had represented the Creditors Committee during the period that Pierce was a Chapter
11 Debtor-in-Possession.   Mr. Leichty subsequently took the position that he
would not sign it without substantial, substantive revision, including the payment of several hundred thousand dollars to the Piece bankruptcy estate.

     The court which has jurisdiction over this case has established a schedule for discovery and progress towards trail. However, in light of the Company's Chapter 11 filing, prosecution of the case against the Company is presently stayed pursuant to the automatic stay provisions of section 362 of the Bankruptcy Code. Technically, this stay does not apply to the individual defendants, although prosecution of the case against them may require plaintiffs to obtain certain procedural relief such as bifurcation the cases against the Company and the Non-Debtor Defendants.

     While the Company believes the Pierce Action is without merit, the exact outcome will depend significantly on how the Company's Chapter 11 case proceeds. The claims against the Company are part of the pool of general pre-petition unsecured debt. Unless these claims are resolved through a negotiated settlement, they would be adjudicated through an adversary proceeding in the Bankruptcy Court or litigation in the existing forum. Regardless, in light of all of the foregoing considerations, the outcome of the Pierce Action is not expected to be materially adverse to the Company.

     The Kaye, Scholer Litigation

     On April 19, 2000, the Company filed an action in Los Angeles County Superior Court against the law firm of Kaye, Scholer, Fierman, Hays & Handler, LLP, now known as Kaye Scholer LLP ("Kaye Scholer"), which represented Newriders, Inc. in the Reorganization of 1998 (the "Kaye Scholer Action"). The Kaye Scholer Action alleges that defendant, and the responsible attorneys individually, committed legal malpractice, rendered negligent advice and breached attorney-client fiduciary duties by failing to protect the Company's interests in connection with the indemnification agreement entered into by and between Newriders, as Buyer, and Paisano Publications, Inc., as Seller, in the Reorganization. The complaint alleges that as a consequence of such malpractice, the Company incurred costs in excess of $2.5 million in connection with the previously reported Steel Horses Arbitration, and seeks recovery of such sums, and other damages. In the action, Kaye Scholer has filed a cross-complaint seeking recovery of unpaid legal fees in the amount of approximately $100,000. Discovery in this action is now substantially complete, and the parties remain too far apart in their positions for meaningful settlement discussions to take place at this time.

     Kaye Scholer's claim for unpaid legal fees has been stayed pursuant to the Company's filing for Chapter 11 relief, and this claim is now part of the Company's pool of pre-petition unsecured debt. The Company's claims against Kaye Scholer are an asset of the Chapter 11 estate, and will be pursued by the Company.

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

     While the Company believes it has substantial defenses to the Dillon Action, the exact outcome will depend significantly on how the Company's Chapter 11 case proceeds. The claims against the Company are part of the pool of general pre-petition unsecured debt. Unless these claims are resolved through a negotiated settlement, they would be adjudicated through an adversary proceeding in the Bankruptcy Court or litigation in the existing forum. Regardless, in light of all of the foregoing considerations, the outcome of the Dillon Action is not expected to be materially adverse to the Company.

     The Greg King Litigation

     On August 2, 1999, Greg King ("King") filed an action against the Company and its subsidiary, Newriders, in of certain officers of Newriders. On December 23, 1999, an amended complaint was filed naming as additional defendants, Leon Hatcher, Michael Purcell and Bill Doyle, each a former officer and/or director of Newriders Los Angeles County Superior Court (the "King Action"), seeking damages of (a) not less than $500,000 for the alleged breach of an oral agreement to deliver certain shares of Newriders, Inc. in 1998, and (b) approximately $100,000 for breach of an alleged oral agreement to reimburse King for certain advances made by Mr. King on behalf of Newriders in 1998. The King Action also seeks these damages on the basis of alleged fraud on the part.

     The allegations of Mr. King arise out of his employment with Newriders in Fresno, California, and his associations with Leon Hatcher and Rick Pierce, identified above. After extensive pre-trial investigation, the Company determined it had substantial defenses to the King Action, but could not be assured of a favorable outcome. The Company tendered the King Action to its D&O Carrier, which indicated a willingness to contribute towards settlement of this action. This matter was scheduled for trial on April 30, 2001, but as the result of negotiations between King, the Company, and the D&O Carrier, this action was settled as of April 25, 2001. Under the terms thereof, which were reduced to a written settlement agreement (the "Settlement Agreement"), the D&O Carrier agreed to pay King $75,000, the Company agreed to issue to King and his attorneys a total of 125,000 shares of common stock of the Company, and the Company agreed to issue to King a promissory note for $15,000. Prior to the Company's filing its petition for Chapter 11 relief on July 17, 2001 the cash proceeds were delivered to King and the note and share certificates were delivered to the Company's counsel. Upon receipt of the signed settlement agreement, which the Company expects to receive shortly, the note and share certificates will be released and the settlement shall at such time become perfected.

     If King does not return the signed Settlement Agreement, the note and share certificates will not be issued, and consummation of the settlement would become uncertain. In such event, any claims of King not resolved through the settlement process would be subject to the automatic stay provisions of section 362 of the Bankruptcy Code, and would become part of the general pool of pre-petition unsecured debt (including King's claim under the note). In light of all of the foregoing considerations, the outcome of the Dillon Action is not expected to be materially adverse to the Company.

     Estate of Henry Wise v. Easyriders, Inc. et al

     On April 12, 2001 a complaint was filed in the Horry County (South Carolina) Court of Common Pleas by Genevieve Beach, as Personal Representative of the Estate of Henry F. Wise, II, deceased, naming as defendants the Company and the Myrtle Beach Speedway (the "Wise Action"). The Wise Action arises out of the death of Mr. Wise while participating in a motorcycle stunt event at the Myrtle Beach Speedway in May of 1999 and seeks unspecified damages as the result of alleged negligence on the part of defendants with respect to safety precautions in connection with the event. The event was part of a series of motorcycle stunt events produced by Kevin Ruic, whose company, FASCAR North, had previously sold the rights thereto to the Company. The Company believes it has meritorious defenses to the Wise Action, and potential cross-actions, but at this point has not completed its investigation into the facts concerning this matter. Preliminarily, the Company does not believe there is insurance coverage for this action. If there is no insurance coverage, it is possible that the Company could be forced to incur substantial litigation costs, and that any adverse ruling in this action could be material.

     However, the exact outcome will depend significantly on how the Company's Chapter 11 case proceeds. The claims against the Company are part of the pool of general pre-petition unsecured debt. Unless these claims are resolved through a negotiated settlement, they would be adjudicated through an adversary proceeding in the Bankruptcy Court or litigation in the existing forum. Regardless, in light of all of the foregoing considerations, the outcome of the Wise Action is not expected to be materially adverse to the Company.

     Other Litigation and Claims

     The Company is named as a defendant in other legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. Any claims existing prior to July 17, 2001 are subject to the automatic stay provisions of section 362 of the Bankruptcy Code, and are subject to resolution as part of the Company's pool of unsecured, pre-petition obligations.


Item 2.  Changes in Securities and Use of Proceeds.

     During May and June 2001, the Company issued 18,000 shares of Easyriders, Inc. stock to two employees and one ex-employee of the Company upon the exercise of stock options granted under the 1998 Executive Incentive Compensation Plan. The shares were valued at the price at which they were sold on the American Stock Exchange.

     During June 2001, the Company issued 30,000 shares of Easyriders, Inc. common stock to two members of the Board of Directors of the Company as compensation for serving as chairmen of board committees. The shares were valued at their market price, market price being determined as the closing price of the Common Stock on the American Stock Exchange on the date of issuance.

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

     In November of 2000, Nomura asserted that the Company was in default with respect to numerous Covenant-Related Obligations. Management took issue with each of these charges, and in good faith believed that no events of default had occurred. As of March 31, 2001, the Company reported that it was in default as to certain Covenant-Related Obligations.

     In view of the Company's anticipated inability to repay the entire principal on such date, and Nomura's unwillingness to accept a lesser amount, or to extend the maturity date, in or about May, 2001, management began discussing with Nomura the possibility of filing for Chapter 11 relief, which led to protracted negotiations concerning a Cash Collateral Stipulation (the "CCS"). The CCS was based upon a detailed budget which Nomura reviewed and ultimately approved, subject to reserving all of its rights under the Nomura Credit Agreement. Easyriders, Inc. and Paisano Publications filed petitions for Chapter 11 bankruptcy relief on July 17, 2001, and the CCS was formally approved by the Bankruptcy Court on July 20, 2001. In accordance with the CCS and the CCS Budget, the Company has paid in full the Nomura interest payments for the months of May, June and July 2001. The Company's payment obligations to Nomura are presently governed by the CCS, with which the Company is in full compliance.

     The CCS is presently scheduled to expire on August 31, 2001, but a motion to continue its effectiveness has been filed by the Company and is scheduled to be heard on August 21, 2001. The Company believes that the CCS will continue to govern the Company's operations and payment obligations for the duration of the Chapter 11 cases, but there can be no assurance that this will be the case. The Company anticipates it will be able to comply with all payment obligations to Nomura under the CCS, if it is extended. Even if the CCS is not extended, during the pendency of the Chapter 11 case, Nomura is prevented from foreclosing on its collateral under the automatic stay provisions of the Bankruptcy Code. Under such circumstances, Nomura would have to seek and obtain relief from the automatic stay imposed by section 362 of the Bankruptcy Code.


Item 4.  Submission of matters to a vote of security holders

     At the Company's Annual Meeting of its Stockholders held on June 21, 2001 (the "Annual Meeting"), the stockholders of the Company approved the following proposals:

     Proposal 1.   Election of Directors

     The following persons were elected as directors of the Company at the Annual Meeting to hold office for a term of one year or until their successors have been duly elected and qualified:

            Name              Votes For        Votes Withheld
     --------------------------------------------------------
     Joseph Teresi            17,682,717             16,525
     Stewart G. Gordon        17,682,717             16,525
     Joseph J. Jacobs         17,682,517             16,725
     John P. Corrigan         17,682,717             16,525
     George N. Riordan        17,682,717             16,525

     Proposal 2.    Ratification of Independent Auditors

     The appointment by the Board of Directors of the Company of Stonefield Josephson, Inc. as the Company's independent auditors for the fiscal year ending December 31, 2001 was ratified with 17,691,091 votes for the proposal, 6,075 votes against the proposal, 2,076 votes abstaining, and 0 broker non-votes.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         None

     (b) Reports on Form 8-K:

         Current Report of the Company on Form 8K, as filed on June 5, 2001.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EASYRIDERS, INC.
                                        ----------------
                                        (Registrant)



Dated: August 16, 2001                  /s/ J. Robert Fabregas
                                        -----------------------------------
                                        J. Robert Fabregas
                                        Chief Executive Officer and Chief
                                        Financial Officer