Form 10-Q
period 2001-09-30
EASYRIDERS INC
filed 2001-11-19
CIK 1065253

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

For the quarterly period ended September 30, 2001  Commission File No. 001-14509

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


  There were 25,481,112 shares of outstanding Common Stock of the Registrant as of November 6, 2001.

================================================================================
================================================================================

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                                  September 30, 2001            December 31, 2000
                                                                ---------------------------------------------------
                                                                      (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                $   524,525                    $   192,492
Accounts receivable, less allowance for doubtful accounts of               2,289,079                      2,008,505
 $706,596 (2001) and $882,234 (2000)
Inventories                                                                1,776,843                      2,177,344
Prepaid publication costs                                                  1,200,741                        819,210
Prepaid expenses and other                                                 1,593,591                        849,844
Receivable from shareholder                                                  265,518                        278,374
                                                                   -----------------            -------------------

    Total current assets                                                   7,650,297                      6,325,769

PROPERTY AND EQUIPMENT, net                                                  737,093                        841,158

GOODWILL, net of accumulated amortization of $4,903,939                   25,547,374                     26,257,024
 (2001) and $4,194,289 (2000)

OTHER ASSETS                                                                 149,726                        172,670
                                                                   -----------------            -------------------

                                                                         $34,084,490                    $33,596,621
                                                                   =================            ===================

         See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)


                                                                       September 30, 2001       December 31, 2000
                                                                      ---------------------     -------------------
                                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                             $    390,449     $         5,237,813
Accrued payroll and payroll related expenses                                      253,732               1,204,786
Accrued interest payable                                                          334,777                 563,963
Other current liabilities                                                         490,498               1,528,143
Income taxes payable                                                                6,600                  17,900
Current portion of deferred subscription and advertising income                 4,626,540               3,941,853
Current portion of long-term debt                                                  26,841              21,832,113
                                                                             ------------     -------------------

    Total current liabilities                                                   6,129,437              34,326,571
                                                                             ------------     -------------------

NOTE PAYABLE TO STOCKHOLDER                                                             -               8,000,000

LONG-TERM DEBT, net of current portion and debt discount                           43,716                 571,165

OTHER LONG-TERM LIABILITIES, including deferred subscription                    1,648,163               3,529,359
 revenues of $1,338,963 (2001) and $1,477,385 (2000)

PRE-PETITION LIABILITIES, subject to compromise                                36,711,634                       -

REDEEMABLE COMMON STOCK (Note 3)                                                  500,000                       -

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 10,000,000 shares                           -                       -
 authorized, none outstanding
Common stock, par value $.001 per share; 50,000,000 shares                         24,263                  28,590
 authorized, 24,263,702 shares (2001) and 28,590,702 shares
 (2000) issued and outstanding
Additional paid in capital                                                     63,906,567              64,611,943
Receivable from the sale of stock, less allowance for doubtful                          -              (2,200,000)
 account of $5,100,000 (2000)
Accumulated deficit                                                           (74,879,290)            (75,271,007)
                                                                             ------------     -------------------

    Total stockholders' deficit                                               (10,948,460)            (12,830,474)
                                                                             ------------     -------------------

                                                                             $ 34,084,490            $ 33,596,621
                                                                             ============     ===================

         See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME/(OPERATIONS)


                                                     For the Three Months Ended                   For the Nine Months Ended
                                                            September 30,                                September 30,
                                                    2001                    2000                 2001                    2000
                                                -----------------------------------      -------------------------------------------
                                                                (unaudited)                               (unaudited)
CONTINUING OPERATIONS:

SALES                                           $ 6,312,414             $ 6,347,464             $21,549,386        $22,032,056

COST OF SALES                                     4,635,639               5,350,107              15,076,279         18,173,806
                                                -----------             -----------             -----------        -----------

GROSS MARGIN                                      1,676,775                 997,357               6,473,107          3,858,250

EXPENSES:
Selling, general and administrative               1,230,434               1,374,432              2,671,829           4,443,166
Depreciation and amortization                       316,066                 561,596                953,981           2,594,186
Stock issuance expenses                                   -                   6,721                      -             202,305
                                                -----------             -----------            -----------         -----------

    Total expenses                                1,546,500               1,942,749              3,625,810           7,239,657
                                                -----------             -----------            -----------         -----------

INCOME (LOSS) FROM OPERATIONS                       130,275                (945,392)             2,847,297          (3,381,407)

OTHER INCOME (EXPENSE)                                  733                 116,364                120,026            (234,366)
INTEREST EXPENSE                                   (745,619)             (1,157,092)            (2,532,981)         (3,246,511)
                                                -----------             -----------            -----------         -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES    (614,611)             (1,986,120)               434,342          (6,862,284)

PROVISION FOR INCOME TAXES                            9,900                   3,705                 42,625              13,557
                                                -----------             -----------            -----------         -----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS       (624,511)             (1,989,825)               391,717          (6,875,841)

DISCONTINUED OPERATIONS:
 LOSS FROM OPERATIONS                                     -                (932,603)                     -            (811,537)
 GAIN (LOSS) ON DISPOSAL                                  -               1,100,000                      -          (1,000,000)
                                                -----------             -----------            -----------         -----------

NET INCOME (LOSS)                               $  (624,511)            $(1,822,428)           $   391,717         $(8,687,378)
                                                ===========             ===========            ===========         ===========

NET INCOME (LOSS) PER SHARE:
  BASIC
  CONTINUING OPERATIONS                         $    (0.026)            $    (0.070)           $     0.015         $    (0.259)
  DISCONTINUED OPERATIONS                                 -                   0.006                      -              (0.068)
                                                -----------             -----------            -----------         -----------
  NET INCOME (LOSS) PER SHARE                   $    (0.026)            $    (0.064)           $     0.015         $    (0.327)
                                                ===========             ===========            ===========         ===========
  DILUTED
  CONTINUING OPERATIONS                         $    (0.026)            $    (0.070)           $     0.014         $    (0.259)
  DISCONTINUED OPERATIONS                                 -                   0.006                      -              (0.068)
                                                -----------             -----------            -----------         -----------
  NET INCOME (LOSS) PER SHARE                   $    (0.026)            $    (0.064)           $     0.014         $    (0.327)
                                                ===========             ===========            ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                          24,259,626              28,399,002             25,625,490          26,536,163
                                                ===========             ===========            ===========         ===========
  DILUTED                                        24,259,626              28,399,002             27,809,447          26,536,163
                                                ===========             ===========            ===========         ===========

         See accompanying notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              For the Nine Months Ended
                                                                                                    September 30,
                                                                                                   2001             2000
                                                                                          ------------------------------
CONTINUING OPERATIONS:                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                            $  391,717      $(6,875,841)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
  Stock issuance expenses                                                                             -          202,305
  Common stock issued for services                                                               31,047           55,125
  Common stock issued for interest                                                                    -           60,055
  Common stock issued in settlement of litigation                                                58,750           43,750
  Depreciation and amortization                                                                 953,981        2,594,186
  Loss on sale of Easyriders of Columbus to related party                                             -          532,818
  (Gain) Loss on sale of fixed assets                                                           (59,437)          55,072
  Gain on Martin Unwind                                                                         (47,167)               -
  Amortization of debt issuance costs                                                           229,396          236,079
  Non-cash interest expense                                                                     100,500          323,903
  Increase (decrease) in cash resulting from changes in operating accounts:
    Current assets                                                                             (992,495)         381,872
    Other assets                                                                                (25,520)             756
    Current liabilities                                                                         105,865          346,761
    Other long-term liabilities                                                                (134,286)       1,077,201
                                                                                          -------------      -----------
Net cash provided by (used in) operating activities                                             612,351         (965,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets                                                               10,028           10,000
Purchases of fixed assets                                                                       (90,711)         (97,727)
                                                                                          -------------      -----------
      Net cash used in investing activities                                                     (80,683)         (87,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible debentures and debt                                                           -          465,748
Common stock issued for cash                                                                          -          500,000
Proceeds from stockholders' and other advances                                                  300,000                -
Payments on debt and capital leases                                                            (499,635)        (236,079)
                                                                                          -------------      -----------
      Net cash provided by (used in) financing activities                                      (199,635)         729,669
                                                                                          -------------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS                 332,033         (324,016)

CASH USED FOR DISCONTINUED OPERATIONS                                                                 -         (105,240)
                                                                                          -------------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            332,033         (429,256)
CASH AND CASH EQUIVALENTS, beginning of period                                                  192,492          429,256
                                                                                          -------------      -----------
CASH AND CASH EQUIVALENTS, end of period                                                     $  524,525      $         -
                                                                                          =============      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest (Note 1)                                                            $1,390,179      $ 1,990,334
                                                                                          =============      ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in settlement of litigation                                              $   58,750      $   325,000
                                                                                          =============      ===========
Common stock issued in settlement of debt                                                    $        -      $ 3,446,787
                                                                                          =============      ===========
Common stock issued upon conversion of debentures                                            $        -      $   316,667
                                                                                          =============      ===========
Redeemable common stock issued in settlement of accrued liability (Note 3)                   $  155,000      $         -
                                                                                          =============      ===========
Conversion of accrued liability to note payable (Note 3)                                     $  250,000      $         -
                                                                                          =============      ===========
Purchase of fixed assets under lease                                                         $   61,197      $         -
                                                                                          =============      ===========

          See accompanying notes to consolidated financial statements

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

1.  GENERAL BASIS OF PRESENTATION

    Easyriders, Inc. (Easyriders or the Company) was incorporated in the State of Delaware on May 13, 1998, and for financial reporting purposes is the successor to Newriders, Inc. (Newriders), a Nevada corporation. On September 23, 1998, Easyriders, Inc. consummated a series of transactions (collectively, the Reorganization), including the following: (i) the merger of a subsidiary of Easyriders with and into Newriders (the Merger) upon which the shareholders of Newriders exchanged their stock on a 2-for-1 basis for Easyriders, Inc. common stock; (ii) the acquisition by Easyriders of all of the outstanding common stock of Paisano Publications, Inc. (Paisano Publications), a California corporation, and certain affiliated corporations (collectively, the Paisano Companies); and (iii) the acquisition by Easyriders of all of the outstanding membership interests of M&B Restaurants, L.C. dba El Paso Bar-B-Que Company (El Paso), a Texas limited liability company.

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

    The Paisano Companies consist of Paisano Publications; Easyriders of Columbus, Inc., an Ohio corporation; Easyriders Franchising, Inc., a California corporation; Teresi, Inc. (DBA Easyriders Events, Inc.), a California corporation; Bros Club, Inc., a California corporation and Associated Rodeo Riders on Wheels, a California corporation; Paisano Publications publishes 11 special-interest magazines directed to motorcycle, hot-rod, and tattoo enthusiasts, and 2 industry related magazines, Eagles Eye and Tatoo Industry. Other Paisano Companies market a line of apparel and other products designed to appeal to motorcycle, hot-rod, and tattoo enthusiasts. Through the end of 1999 Easyriders Franchising had established franchise stores that sold Easyriders apparel, customized new and used American-made motorcycles, and motorcycle accessories. Subsequently, the operations of Easyriders Franchising were assumed by Easyriders Licensing, Inc., a California corporation, and a wholly-owned subsidiary of Newriders, under a new program pursuant to which franchisees signed agreements converting their franchise arrangement to licensing arrangements.
    Currently, there are 39 licensed stores and 1 retail store still operating under an expired franchise agreement.

    El Paso owns and operates barbecue and smoked meat restaurants located in Arizona and Oklahoma. The restaurants are operated under the name "El Paso
    Bar-B-Que."   On October 5, 2000, the Company sold its interest in El Paso to a related party.

    Easyriders currently derives substantially all of its revenues from the operations of Paisano Publications.

    Basis of presentation - The accompanying unaudited interim consolidated financial statements of Easyriders, Inc. for the three and nine month periods ended September 30, 2001 and 2000, respectively, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

    of management, are necessary for a fair presentation of the results for the interim periods presented.

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

    Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. In this regard, readers are cautioned to consider the fact that on July 17, 2001, Easyriders and Paisano Publications filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division. The immediate consequences of these filings are discussed herein, but the longer-term consequences are substantially uncertain at this time, and could include, among other things:

      . An outright sale of assets for a price which is less than the Company's total indebtedness, in which case no value would remain for shareholders.

      . Restructuring of the Nomura Indebtedness through modified terms, or replacing the Nomura Indebtedness with alternative financing.

      . Restructuring or elimination, in whole or in part, of the Company's unsecured debt.

      . Cancellation or dilution of all, or a portion of, the Company's currently outstanding equity securities.

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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

   bankruptcy filings raises substantial doubt about the Company's ability to continue as a going concern.

   Prior to its filing for Chapter 11 relief on July 17, 2001, the Company made regular monthly interest payments to Nomura in respect of the Nomura Indebtedness. After its bankruptcy filing, in accordance with orders of the Bankruptcy Court, the Company continued to make such payments to Nomura through October 31, 2001 (the "Post-Petition Payments"). No agreement was made between the parties and no order of the Bankruptcy Court was issued as to the application of any of the Post-Petition Payments made by the Debtors to Nomura. Under the Bankruptcy Code, if the value of Nomura's collateral is less than the amount of Nomura's "allowed claim," Nomura is not entitled to any post-bankruptcy interest and Nomura's allowed claim is bifurcated into an allowed secured claim equal to the value of Nomura's collateral and an allowed unsecured claim equal to the balance of Nomura's allowed claim. The Company believes that the funds used to make the Post-Petition Payments to Nomura was not part of Nomura's collateral and therefore should reduce the amount of Nomura's allowed secured claim on a dollar-for-dollar basis. No determination has been made by the Bankruptcy Court and no agreement has been reached between the parties in this regard. The Company has filed a motion with the Bankruptcy Court to determine the value of Nomura's allowed secured claim. A status conference on that motion is scheduled to be held on November 21, 2001. The Company anticipates that the Bankruptcy Court will provide the parties with a trial date to litigate this issue at the November 21, 2001 status conference. The Company is also in the process of preparing a complaint to file in the Bankruptcy Court to determine to what extent, if any, the Company's cash constitutes part of Nomura's collateral. Until the value of Nomura's allowed secured claim and the extent to which, if any, the Company's cash constitutes part of Nomura's collateral is determined by the Bankruptcy Court, the Company will continue to report all Post-Petition Payments made to Nomura as interest, and if a determination is made at some later date that such Post-Petition Payments to Nomura do not constitute interest to Nomura, the Company will show such adjustment in its financial reports. Pre-petition liabilities, including the Nomura indebtedness of $20,968,002, the notes payable to a stockholder of $8,000,000, and the trade accounts payable as of July 17, 2001 of $4,705,661, have been reclassified to a separate line item on the balance sheet. The following statement of cash flows for the nine months ended September 30, 2001 was prepared under the direct method:

                               Easyriders, Inc.
                            Statement of Cash Flows
                  For the Nine Months Ended September 30, 2001

Cash flows from operating activities:
    Cash received from customers                                     19,003,384
    Cash received - expense reimbursements                              162,860
    Cash paid to suppliers and employees                            (16,454,103)
    Cash paid - franchise taxes                                         (19,400)
    Interest paid                                                    (1,390,179)
    Post-petition payments to Nomura                                   (310,820)
                                                                    -----------
        Net cash provided by operating activities before
         reorganization items                                           991,742
                                                                    -----------
 Operating cash flows from reorganization items:

    Professional fees paid for services rendered in connection
     with the Chapter 11 proceeding                                    (379,391)
                                                                    -----------
        Net cash used by reorganization items                          (379,391)
                                                                    -----------
        Net cash provided by operating activities                       612,351
                                                                    -----------
Cash flows from investing activities:
    Purchases of fixed assets                                           (90,711)
    Proceeds from sale of fixed assets                                   10,028
                                                                    -----------

        Net cash used for investing activities                          (80,683)
                                                                    -----------
Cash flows used by financing activities:
    Principal payments on pre-petition debt authorized by
      the Court                                                         (73,700)
    Payments on debt and capital leases                                (425,935)
    Proceeds from stockholder and other advances                        300,000
                                                                    -----------

        Net cash used for financing activities                         (199,635)
                                                                    -----------
Net increase in cash and cash equivalents                               332,033
Cash and cash equivalents at beginning of period                        192,492
                                                                    -----------

Cash and cash equivalents at end of period                          $   524,525
                                                                    ===========

   Effective July 17, 2001, the American Stock Exchange ("AMEX") temporarily suspended trading in the Company's common stock, pending further developments in the Chapter 11 cases. This suspension was implemented on an informal basis. AMEX has taken no formal action with respect to the de-listing of the Company's securities.

2. LONG-TERM DEBT

   The Nomura Indebtedness - In November of 2000, Nomura asserted that the Company was in default with respect to numerous non-financial matters based on various negative covenants in the Nomura Credit Agreement. Management took issue with each of these charges, and in good faith believed that no events of default had occurred.

   The Nomura Indebtedness, approximately $21.0 million, became due and payable on September 23, 2001. In view of the Company's anticipated inability to repay the entire principal on such date, and Nomura's unwillingness to accept a lesser amount, or to extend the maturity date, in or about May 2001, management began discussing with Nomura the possibility of filing for Chapter 11 relief, which led to protracted negotiations concerning a Cash Collateral Stipulation (the "First CCS"). The First CCS was based upon a detailed budget which Nomura reviewed and ultimately

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

   approved, subject to reserving all of its rights under the Nomura Credit Agreement (the "First CCS Budget"). Easyriders, Inc. and Paisano Publications filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on July 17, 2001, and the First CCS was formally approved by the Bankruptcy Court on an interim basis at an interim hearing held on July 20, 2001, pending a final hearing to be held on August 21, 2001. Between the time of the interim hearing and the final hearing, an Official Committee of Unsecured Creditors (the "OCC") was formed to represent the interests of the unsecured creditors. Prior to the final hearing, Easyriders, Inc., Paisano Publications, the OCC and Nomura entered into a cash collateral stipulation (the "Second CCS") which modified the terms of the First CCS and which provided for the Company to continue to pay expenses in accordance with an agreed upon budget (the "Second CCS Budget") through October 31, 2001. In accordance with the First CCS, the First CCS Budget, the Second CCS and the Second CCS Budget, the Company thereafter made payments to Nomura (with no agreement as to the application of such payments) computed in an amount equal to Nomura's pre-Chapter 11 interest (the "Computed Payments"), in the full amount thereof, for the months of May, June, July, August and September, 2001, as follows:

             Month      Amount of Computed Payment
             -----      --------------------------

             May                $169,012
             June                154,814
             July                155,455
             August              155,365
             September           145,902
                                --------
                                $780,548
                                ========

   The First CCS remained in effect until August 31, 2001. Pursuant to the terms of the First CCS, in addition to the payments set forth immediately above, the Company made an "excess cash flow payment" in the amount of $23,699 to Nomura for the month of July, 2001. Pursuant to the terms of the Second CCS, the Company is required to deposit all of their "Net Income" (as defined in the Second CCS) after payment of the amounts to Nomura set forth above into a segregated bank account (the "Blocked Account"). At a hearing held on October 24, 2001, the Bankruptcy Court granted the Company's motion for authority to continue using cash collateral (the "CCM") through February 28, 2002 to pay expenses in accordance with the budget attached to the CCM
   (the "CCM Budget").   At the hearing held on October 24, 2001, the Bankruptcy
   Court also ordered the Company to stop making any further payments to Nomura and to deposit the payments that the Company would otherwise have made to Nomura into the Blocked Account.

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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

    Concurrently, in an amendment to the terms of the loan effective April 1, 2001, Mr. Teresi agreed to relinquish his right to receive additional warrants.

3.  REDEEMABLE COMMON STOCK

    On February 1, 2001, to resolve a dispute over legal fees and expenses, the Company entered into a settlement agreement with a law firm (the "Firm") which had provided litigation defense services for total consideration of approximately $750,000. The settlement included (a) the delivery of a promissory note for $250,000, which bears interest at the rate of 10% per annum and was due and payable in full on April 30, 2001; and (b) the issuance of 500,000 shares of Easyriders, Inc, common stock (the "Issued Shares"). As of September 30, 2001, a balance of $50,000 plus accrued interest remained outstanding under the promissory note. Under the terms of the settlement agreement, on or after December 1, 2002, the Firm has the right (a "put option") to cause Easyriders to purchase any or all of the Issued Shares then held by the Firm at a price of $1.00 per share. As a result of the put option held by the Firm, the mandatory redemption value of $500,000 has been classified as redeemable common stock. The fair market value of the 500,000 shares issued under this agreement approximated $155,000 on the settlement date, or $0.31 per share.

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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

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

    Common Stock Issued for Services - On April 17, 2001, the Company issued 30,000 shares of Easyriders, Inc. common stock to two members of the Board of Directors of the Company as compensation for serving as chairmen of board committees. The fair value of the stock, $6,000, was recorded as compensation expense.

    Stock Issued to Settle Litigation - On July 3, 2001, the Company issued 125,000 shares of Easyriders, Inc. common stock in settlement of a dispute with a former employee. Settlement expense was recognized in an amount equal to $58,750, the fair market value of such shares on the date of issuance.

    Stock Option Grants - During the nine months ended September 30, 2001, pursuant to the formula grant provision under the Company's 1998 Executive Incentive Compensation Plan, the Company granted 45,000 options to non-
    employee directors of the Company.   SFAS No. 123, Accounting for Stock-
    Based Compensation, encourages but does not require the Company to record compensation cost for employee stock option grants. The Company has chosen to continue to account for employee option grants using Accounting Principles Board Opinion No. 25. No compensation expense has been recognized for employee stock option grants.

5.  LONG-TERM LICENSE AGREEMENT

    Wholesale Product Sales and License Agreement - Effective March 28, 2001, the Company, through its subsidiaries Paisano Publications, Inc. and Easyriders Licensing, Inc. entered into a long-term license agreement (the "Products Agreement") with Southern Steel Sportswear, Inc.

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

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

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

    Easyriders, Inc. evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. (The Company utilizes the other events and operations segment as a venue for increased exposure for publication sales.) The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The financial results from continuing operations for Easyriders, Inc.'s four operating segments have been prepared on a basis which is consistent with the manner in which Easyriders, Inc.'s management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments less precisely than would be required for stand alone financial information prepared in accordance with generally accepted accounting principles. Revenue attributed to geographic areas is based on customer location.

(in dollars)                                 Publishing     Goods and       Franchising/       Other        Discontinued      Totals
                                                            Services         Licensing      Operations       Operations
                                                                                                           (Food Service)
------------------------------------------------------------------------------------------------------------------------------------
Sales external customers - Quarter ended
 September 30, 2001                           5,993,195         216,728              -       102,491                -     6,312,414
------------------------------------------------------------------------------------------------------------------------------------
Sales external customers - Quarter ended
 September 30, 2000                           5,664,871         659,390              -        23,203                -     6,347,464
------------------------------------------------------------------------------------------------------------------------------------
Sales external customers - Year-to-date
 September 30, 2001                          18,129,132       2,500,817              -       919,437                -    21,549,386
------------------------------------------------------------------------------------------------------------------------------------
Sales external customers - Year-to-date
 September 30, 2000                          17,115,389       3,275,103              -     1,641,564                -    22,032,056
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations - Quarter
 ended   September 30, 2001                     956,074        (122,122)          (31)       (25,136)               -       808,785
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations - Quarter
 ended   September 30, 2000                     285,309        (351,290)      (80,263)       (69,006)               -      (215,250)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations -
 Year-to-date   September 30, 2001            3,130,175         781,237        30,047        112,980                -     4,054,439
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations -
 Year-to-date September 30, 2000              1,018,641        (838,621)     (390,075)       338,500                -       128,445
------------------------------------------------------------------------------------------------------------------------------------
Net Income (loss) from discontinued
 operations -   Quarter ended September
 30, 2001                                             -               -              -             -                -             -
------------------------------------------------------------------------------------------------------------------------------------
Net Income (loss) from discontinued
 operations-Quarter ended September 30,
 2000                                                 -               -              -             -          167,397       167,397
------------------------------------------------------------------------------------------------------------------------------------
Net Income (loss) from discontinued
 operations -   Year-to-date September 30,
 2001                                                 -               -              -             -                -             -
------------------------------------------------------------------------------------------------------------------------------------
Net Income (loss) from discontinued
 operations -   Year-to-date September 30,
 2000                                                 -               -              -             -       (1,811,537)   (1,811,537)
------------------------------------------------------------------------------------------------------------------------------------
Segment Assets at September 30, 2001          7,612,996               -              -       134,077                -     7,747,073
------------------------------------------------------------------------------------------------------------------------------------
Capital Expenditures YTD September 30, 2001     151,908               -              -             -                -       151,908
------------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization - Quarter ended
 September 30, 2001                              79,516               -              -             -                -        79,516
------------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization - Quarter ended
 September 30, 2000                              82,848               -         2,015         16,341                -       101,204
------------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization - Year-to-date
 September 30, 2001                             238,725               -              -         5,606                -       244,331
------------------------------------------------------------------------------------------------------------------------------------
Depreciation/Amortization - Year-to-date
 September 30, 2000                             255,212          16,116         6,235         53,397                -       330,960
------------------------------------------------------------------------------------------------------------------------------------

    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

EASYRIDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                        Quarter Ended     Year-To Date
                                                                        ------------------------------
September 30, 2001:
Income from operations in segment disclosure                            $ 808,785          $ 4,054,439
Unallocated, selling, general and administrative expenses                (678,510)          (1,207,142)
                                                                        ------------------------------
Income (loss) from operations                                           $ 130,275          $ 2,847,297
                                                                        ==============================

September 30, 2000:
Income from operations in segment disclosure                            $(215,250)         $   128,445
Unallocated, selling, general and administrative expenses                (730,142)          (3,509,852)
                                                                        ------------------------------
Income (loss) from operations                                           $(945,392)         $(3,381,407)
                                                                        ==============================


As at September 30, 2001:
Segment assets                                                                             $ 7,747,073
Cash and cash equivalents                                                                      524,525
Receivable from shareholder                                                                    265,518
Goodwill                                                                                    25,547,374
                                                                                           -----------
Total assets                                                                               $34,084,490
                                                                                           ===========

                                                                        Quarter Ended     Year-To-Date
                                                                        ------------------------------
September 30, 2001:
Depreciation and amortization included in segment disclosure            $  79,516          $   244,331
Amortization of goodwill                                                  236,550              709,650
                                                                        ------------------------------
Depreciation and amortization                                           $ 316,066          $   953,981
                                                                        ==============================

September 30, 2000:
Depreciation and amortization included in segment disclosure            $ 101,204          $   330,960
Amortization of goodwill                                                  460,392            2,263,226
                                                                        ------------------------------
Depreciation and amortization                                           $ 561,596          $ 2,594,186
                                                                        ==============================



    Revenues concerning principal geographic areas are as follows based on customer location:

                       USA          Canada        Germany         UK         Australia        Other         Total
                -----------------------------------------------------------------------------------------------------
 Q/E 9/30/01        $ 5,428,504     255,190       104,778       113,313         72,551        338,078     $ 6,312,414
 Q/E 9/30/00        $ 5,412,654     244,660        90,020       115,209        105,317        379,604     $ 6,347,464
 YTD 9/30/01        $19,178,968     834,156       301,230       342,652        256,482        635,898     $21,549,386
 YTD 9/30/00        $19,063,049     774,512       342,897       317,618        363,438      1,170,542     $22,032,056


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

Results of Operations

The following table sets forth certain operating data for Easyriders for the three months ended September 30, 2001 and 2000:

                                            Easyriders   Paisano Companies   Consolidated   Consolidated

                                                      For the Three Months Ended September 30,
                                          --------------------------------------------------------------
                                                  2001             2001           2001           2000
                                                                   (unaudited)
CONTINUING OPERATIONS:
SALES
Publishing                                     $        -       $5,993,195     $5,993,195    $ 5,664,871
Goods and services                                                 216,728        216,728        659,390
Franchising/Licensing                                                    -              -              -
Other operations                                                   102,491        102,491         23,203
                                          --------------------------------------------------------------
                                                        -        6,312,414      6,312,414      6,347,464

COST OF SALES
Publishing                                                       4,199,885      4,199,885      4,344,703
Goods and services                                                 308,216        308,216        911,385
Franchising/Licensing                                                    -              -              -
Other operations                                                   127,538        127,538         94,019
                                          --------------------------------------------------------------
                                                        -        4,635,639      4,635,639      5,350,107

GROSS MARGIN
Publishing                                                       1,793,310      1,793,310      1,320,168
Goods and services                                                 (91,488)       (91,488)      (251,995)
Franchising/Licensing                                                    -              -              -
Other operations                                                   (25,047)       (25,047)       (70,816)
                                          --------------------------------------------------------------
                                                        -        1,676,775      1,676,775        997,357

EXPENSES
Publishing                                                         837,236        837,236      1,034,859
Goods and services                                                  30,634         30,634         99,295
Franchising/Licensing                                                   31             31         80,263
Other operations                                                        89             89         (1,810)
Unallocated expenses                              572,691          105,819        678,510        730,142
                                          --------------------------------------------------------------
                                                  572,691          973,809      1,546,500      1,942,749

INCOME (LOSS) FROM OPERATIONS
Publishing                                                         956,074        956,074        285,309
Goods and services                                                (122,122)      (122,122)      (351,290)
Franchising/Licensing                                                  (31)           (31)       (80,263)
Other operations                                                   (25,136)       (25,136)       (69,006)
Unallocated                                      (572,691)        (105,819)      (678,510)      (730,142)
                                          --------------------------------------------------------------
                                               $ (572,691)      $  702,966     $  130,275    $  (945,392)
                                          ==============================================================

NET INCOME (LOSS) FROM CONTINUING              $ (778,040)      $  153,529     $ (624,511)   $(1,989,825)
 OPERATIONS

NET INCOME FROM DISCONTINUED                            -                -              -        167,397
 OPERATIONS
                                          --------------------------------------------------------------
NET INCOME (LOSS)                              $ (778,040)      $  153,529     $ (624,511)   $(1,822,428)
                                          ==============================================================

The following table sets forth certain operating data for Easyriders for the nine months ended September 30, 2001 and 2000:

                                             Easyriders    Paisano Companies   Consolidated   Consolidated

                                                        For the Nine Months Ended September 30,
                                          ----------------------------------------------------------------
                                                2001                 2001           2001            2000
                                                                     (unaudited)
CONTINUING OPERATIONS:
SALES
Publishing                                  $          -         $18,129,132    $18,129,132    $17,115,389
Goods and services                                                 2,500,817      2,500,817      3,275,103
Franchising/Licensing                                                      -              -              -
Other operations                                                     919,437        919,437      1,641,564
                                          ----------------------------------------------------------------
                                                       -          21,549,386     21,549,386     22,032,056

COST OF SALES
Publishing                                                        12,697,095     12,697,095     13,333,235
Goods and services                                                 1,574,445      1,574,445      3,543,199
Franchising/Licensing                                                      -              -              -
Other operations                                                     804,739        804,739      1,297,372
                                          ----------------------------------------------------------------
                                                       -          15,076,279     15,076,279     18,173,806

GROSS MARGIN
Publishing                                                         5,432,037      5,432,037      3,782,154
Goods and services                                                   926,372        926,372       (268,096)
Franchising/Licensing                                                      -              -              -
Other operations                                                     114,698        114,698        344,192
                                          ----------------------------------------------------------------
                                                       -           6,473,107      6,473,107      3,858,250

EXPENSES
Publishing                                                         2,301,862      2,301,862      2,763,513
Goods and services                                                   145,135        145,135        570,525
Franchising/Licensing                                                (30,047)       (30,047)       390,075
Other operations                                                       1,718          1,718          5,692
Unallocated expenses                           1,033,000             174,142      1,207,142      3,509,852
                                          ----------------------------------------------------------------
                                               1,033,000           2,592,810      3,625,810      7,239,657

INCOME (LOSS) FROM OPERATIONS
Publishing                                                         3,130,175      3,130,175      1,018,641
Goods and services                                                   781,237        781,237       (838,621)
Franchising/Licensing                                                 30,047         30,047       (390,075)
Other operations                                                     112,980        112,980        338,500
Unallocated                                   (1,033,000)           (174,142)    (1,207,142)    (3,509,852)
                                          ----------------------------------------------------------------
                                             $(1,033,000)        $ 3,880,297    $ 2,847,297    $(3,381,407)
                                          ================================================================

NET INCOME (LOSS) FROM CONTINUING
 OPERATIONS                                  $(1,697,532)        $ 2,089,249    $   391,717    $(6,875,841)

NET LOSS FROM DISCONTINUED OPERATIONS                  -                   -              -     (1,811,537)
                                          ----------------------------------------------------------------

NET INCOME (LOSS)                            $(1,697,532)        $ 2,089,249    $   391,717    $(8,687,378)
                                          ================================================================

The following tables set forth the EBITDA calculations for Easyriders for the three and nine month periods ended September 30, 2001 and 2000, respectively:

                                         Easyriders              Paisano Companies            Consolidated          Consolidated
                                                                  For the Three Months Ended September 30,
                                         ---------------------------------------------------------------------------------------
                                            2001                       2001                      2001                  2000
Continuing Operations:
Net income (loss)                         $(778,040)                $  153,529                 $(624,511)          $(1,989,825)
Interest expense                            195,449                    550,170                   745,619             1,157,092
Income tax expense                            9,900                          -                     9,900                 3,705
Depreciation/amortization expense                 -                    316,066                   316,066               561,596
                                         -------------------------------------------------------------------------------------
EBITDA - Continuing Operations            $(572,691)                $1,019,765                 $ 447,074           $  (267,432)
                                         =====================================================================================

Discontinued Operations:
Net income                                $       -                 $        -                 $       -           $   167,397
Interest expense                                  -                          -                         -               147,008
Income tax expense                                -                          -                         -                     -
Depreciation/amortization expense                 -                          -                         -               304,685
                                         -------------------------------------------------------------------------------------
EBITDA - Discontinued Operations          $       -                 $        -                 $       -           $   619,090
                                         =====================================================================================

EBITDA                                    $(572,691)                $1,019,765                 $ 447,074           $   351,658
Add back stock issuance expense                   -                          -                         -                 6,721
                                         -------------------------------------------------------------------------------------
Adjusted EBITDA                           $(572,691)                $1,019,765                 $ 447,074           $   358,379
                                         =====================================================================================


                                                                  For the Nine Months Ended September 30,
                                         --------------------------------------------------------------------------------------
                                            2001                       2001                      2001                  2000
Continuing Operations:
Net income (loss)                         $(1,697,532)              $2,089,249                 $  391,717          $(6,875,841)
Interest expense                              674,664                1,858,317                  2,532,981            3,246,511
Income tax expense                             42,625                        -                     42,625               13,557
Depreciation/amortization expense               5,606                  948,375                    953,981            2,594,186
                                         --------------------------------------------------------------------------------------
EBITDA - Continuing Operations            $  (974,637)              $4,895,941                 $3,921,304         $(1,021,587)
                                         ======================================================================================

Discontinued Operations:
Net loss                                  $         -               $        -                 $        -         $(1,811,537)
Interest expense                                    -                        -                          -             388,659
Income tax expense                                  -                        -                          -                   -
Depreciation/amortization expense                   -                        -                          -             797,959
                                         --------------------------------------------------------------------------------------
EBITDA - Discontinued Operations          $         -               $        -                 $        -         $  (624,919)
                                         ======================================================================================

EBITDA                                    $  (974,637)              $4,895,941                 $3,921,304         $(1,646,506)
Add back stock issuance expense                     -                        -                          -             202,305
                                         --------------------------------------------------------------------------------------
Adjusted EBITDA                           $  (974,637)              $4,895,941                 $3,921,304         $(1,444,201)
                                         ======================================================================================

Results of Operations of Easyriders Inc. and subsidiaries

     During the three months ended September 30, 2001, the Company generated a net loss of $624,511, reflecting an improvement in results of $1,197,917, or 66%, when compared with the net loss of $1,822,428 for the three months ended September 30, 2000. The net income for the nine months ended September 30, 2001 was $391,717, reflecting an improvement of $9,079,095 when compared with the net loss of $8,687,378 for the same period in the prior year. The improvement for the three month period can be attributed to an improvement in gross margin of $679,418, a $396,249 reduction in operating expenses, and a $289,647 reduction in interest and other expenses and income taxes, offset by a $167,397 decrease in income from discontinued operations. The improvement for the nine month period can be attributed to an improvement in gross margin of $2,614,857, a $3,613,847 reduction in operating expenses, a $1,038,854 decrease in interest and other expenses and income taxes, and a $1,811,537 decrease in loss from discontinued operations. Net income from continuing operations improved $1,365,314, or 69%, for the three month periods from a net loss of $1,989,825 in 2000 to a net loss of $624,511 in 2001, and $7,267,558 for the nine month periods from a net loss of $6,875,841 in 2000 to net income of $391,717 in 2001.

     The operating results for both the three and nine month periods ended September 30, 2001 are burdened by the substantial costs of the Chapter 11 filings. Net of these expenses, which total $496,266 for both the three and nine month periods, the net loss generated for the quarter is reduced to $128,245, resulting in an improvement of $1,694,183, or 93%, when compared to the same quarter in the previous year. For the nine month period, net income before bankruptcy expenses increased to $887,983, reflecting an improvement of $9,575,361 when compared to the same period in the previous year.

     On October 5, 2000, the Company sold all of its interests in El Paso. The subsidiary is reflected as discontinued operations for both the three and nine month periods ended September 30, 2000 in the accompanying financial statements so that the periods presented are comparable.

     Net loss per share, both basic and diluted, improved $0.038 per share, or 59%, to $0.026 per share for the three months ended September 30, 2001, as compared to the net loss per share of $0.064 for the three months ended September 30, 2000. Basic net income per share for the nine month periods improved $0.342 per share from a net loss of $0.327 per share in 2000 to net income of $0.015 per share in 2001. Diluted net income per share for the nine month periods improved $0.341 per share from a net loss of $0.327 per share in 2000 to net income of $0.014 per share in 2001. Basic and diluted net loss per share from continuing operations improved $0.044 per share, or 63%, for the
three month periods.   Basic net income per share from continuing operations
improved $0.274 per share for the nine month periods, while diluted net income per share from continuing operations improved $0.273 per share. Based on the results of operations net of bankruptcy expenses, basic net loss per share for the three month period ended September 30, 2001 improved to $0.005 per share, and basic net income per share for the nine month period then ended improved to $0.035 per share.

     The Company experienced positive EBITDA in the amount of $447,074 and $3,921,304 for the three and nine month periods ended September 30, 2001, respectively, compared with EBITDA of $351,658 and negative EBITDA of $1,646,506 for the three and nine month periods ended September 30, 2000, reflecting an improvement in EBITDA of $95,416, or 27%, for the three month periods, and an improvement in EBITDA of $5,567,810 for the nine month periods. Adjusted EBITDA reflects the add-back of non-cash charges related to stock issuance expenses of $6,721 and $202,305 for the three and nine month periods ended September 30, 2000, respectively. Stock issuance expense arise when shares are issued at a discount from the market price. There have been no stock issuance expenses in 2001. As a result, for the three and nine month periods ended September 30, 2000, the Company had adjusted EBITDA of $358,379 and adjusted negative EBITDA of $1,444,201, respectively, resulting in improvements in adjusted EBITDA of $88,695, or 25%, for the three month periods, and $5,365,505 for the nine month periods. EBITDA from continuing operations was $447,074 and $3,921,304 for the three and nine month periods ended September 30, 2001, respectively, compared with negative EBITDA from continuing operations of $267,432 and $1,021,587 for the three and nine month periods ended September 30, 2000, reflecting an improvement in EBITDA from continuing operations of $714,506 for the three month periods, and an improvement in EBITDA from continuing operations of $4,942,891 for the nine month periods.

Results of Operations: Paisano Companies

     The operating results of the Company for both the three and nine month periods ended September 30, 2001 and September 30, 2000 include the results for the Paisano Companies.

     The Paisano Companies' publishing segment includes sales generated from subscription sales, newsstand sales and advertising sales related to the Companies' special interest magazines. The related cost of sales includes direct costs related to the sales, consisting primarily of printing, paper, publication and distribution costs. The goods and services segment includes sales generated from the sale of apparel and other products through its mail-order catalogs, one retail store, and franchise/license programs. The related cost of sales includes the costs of the apparel and other products. The franchising/licensing segment includes sales generated through fees charged to the operating franchisees/licensees of the retail stores, which segment has no material related cost of sales. Through March 2000, the Paisano Companies' other segment primarily included Easyriders Events, Inc. (Events), which generated substantially all of its revenues from the sale of tickets to motorcycle rodeos, motorcycle shows, and tattoo shows. In March 2000, the Company licensed its rights to produce and manage these events. Since then, such revenues have been generated through royalties and license fees paid pursuant to this Events outsourcing transaction. Cost of sales for the other segment consists primarily of direct costs of promoting the events.

     The Paisano Companies' total sales decreased $35,050, or 1%, from $6,347,464 for the three months ended September 30, 2000 to $6,312,414 for the same three months in 2001. Total sales for the nine month periods decreased $482,670, or 2%, from $22,032,056 for the nine months ended September 30, 2000 to $21,549,386 for the same nine months in 2001. The decrease for the nine month periods can be substantially attributed to a combination of 1) reduced revenues from Easyriders of Columbus of $874,025 as a result of this store being sold in April 2000, 2) reduced revenues from Easyriders Events of $1,035,854 as a result of a restructuring in March 2000 under which a third party licensed the rights to produce and manage events and to sell event-specific merchandise, and 3) increased revenues from Paisano Publications of $1,427,259 resulting primarily from the recognition of a $500,000 in revenues from the products sold and services rendered under the terms of the licensing arrangement with SSS and the sale of $584,966 of merchandise to SSS.

     The Paisano Companies' gross margin increased $679,418, or 68%, from $997,357 for the three months ended September 30, 2000, to $1,676,775 for the three months ended September 30, 2001. For the nine month periods, gross margin increased $2,614,858, or 68%, from $3,858,250 in 2000 to $6,473,107 in 2001. As a percentage of sales, gross margin for the Paisano Companies increased from 16% to 27% for the three month periods, and from 18% to 30% for the nine month periods. The increase in gross margin for both the three and nine month periods can be attributed to 1) an increase in gross margin in the publishing segment of $473,142 and $1,649,884, respectively, primarily due to a combination of a) higher cover prices, and b) cost savings from reduced personnel, space rental, and travel, 2) an increase in gross margin of $160,507 and $1,194,468, respectively, in the goods and services segment, of which $500,000 of the increase for the nine month period is attributable to the SSS licensing agreement, and the remainder is the result of increased sales and decreased costs of personnel, space rent, and travel, and 3) an increase in gross margin from the other operations segment of $45,769 for the three month periods substantially attributable to the reduction in licensing expenses incurred in the quarter ended September 2000 under a product licensing contract with an outside firm, and a decrease in gross margin in this segment of $229,494 for the nine month periods, primarily resulting from the outsourcing of our events division in March 2000.

     The Paisano Companies' income from operations improved $923,665, or 419%, from a loss of $220,699 for the three months ended September 30, 2000, to income of $702,966 for the three months ended September 30, 2001. The Paisano Companies' income from operations improved $4,676,908, or 587%, from a loss of $796,612 for the nine months ended September 30, 2000, to income of $3,880,297 for the nine months ended September 30, 2001. The improvement for the three month periods can be attributed to an improvement in gross margin of $679,418 combined with a decrease in operating expenses of $244,247. The improvement for the nine month periods can be attributed to an increase in gross margin of $2,614,858 combined with a decrease in operating expenses of $2,062,050. The decrease in operating expenses for both the three and nine month periods can be substantially attributed to the combination of 1) reduced goodwill amortization expense of $223,842 and $1,553,576, respectively, resulting from the combination of a) an $866,470 accelerated amortization of goodwill arising from the sale of Columbus in April 2000, and b) the impact of the $25M write-off of goodwill effected December 2000, 2) reduced expenses of $80,232 and $420,122, respectively, resulting from the closure of Franchising, 3) reduced expenses of $273,722 for the nine month period resulting from the closure of Columbus, 4) reduction in stock issuance expenses of $6,721 and $202,305, respectively, and
5) increased professional fees of $105,819 incurred during the three month period as a result of the Chapter 11 filings in July 2001.

     Expenses of the Paisano Companies not allocated to any segment amount to $105,819 and $174,142 for the three and nine months ended September 30, 2001, and $5,449 and $925,057 for the three and nine months ended September 30, 2000. The allocated expenses include payroll, promotion, and other general and administrative expenses specifically attributable to the business segments. The unallocated expenses represent legal and professional fees, expenses arising from the bankruptcy filings and other expenses which are not specifically attributable to a particular business segment.

     Payroll and related benefits for the Paisano Companies increased $31,269, or 11%, from $278,156 for the quarter ended September 30, 2000 to $309,425 for the same quarter in 2001, and decreased $31,339, or 4%, from $905,716 for the nine months ended September 30, 2000 to $874,377 for the same nine months in 2001. The increase for the three month periods can be primarily attributed to the hiring of inside counsel in December 2000. The decrease for the nine month periods is substantially attributable to efforts to reduce costs by decreasing staff size. Depreciation and amortization for the Paisano Companies for the quarters ended September 30, 2001 and 2000 totaled $316,066 and $545,255, respectively, and for the nine month periods ended September 30, 2001 and 2000 totaled $948,375 and $2,545,163, respectively, of which $236,550 and $709,650 for the three and nine months ended September 30, 2001, respectively, and $460,392 and $2,263,226 for the three and nine months ended in the prior year, respectively, relates to the amortization of the goodwill created out of the Paisano Companies' acquisition by the Company. The decrease in the amortization of goodwill, and in turn in the depreciation and amortization in total, can be substantially attributed to the recording of a $25 million reduction of the balance in goodwill as a result of impairment as of December 31, 2000. In addition, the amortization for the nine month period ended September 30, 2000 includes $866,470 of accelerated amortization of the goodwill attributed to Easyriders of Columbus, as such store was sold effective April 30, 2000.

     Interest expense for the Paisano Companies decreased $235,535, or 30%, from $785,705 for the quarter ended September 30, 2000 to $550,170 for the quarter ended September 30, 2001. For the nine month periods ended September 30, 2000 and 2001, interest expense decreased $345,613, or 16%, from $2,195,552 to $1,849,939, respectively. These decreases are primarily attributable to decreases in the prime rate, which declined from an average of 9.1% for the nine month period ended September 30, 2000, to an average of 7.7% for the nine month period ended September 30, 2001.

     The net income for the Paisano Companies improved $1,153,672, or 115%, from a loss of $1,000,143 for the three months ended September 30, 2000 to income of $153,529 for the three months ended September 30, 2001. The net income for the nine month periods improved $5,895,769, or 155%, from a loss of $3,806,520 to income of $2,089,249. The improvement in net income for both the three and nine month periods can be primarily attributed to the results of operations for Paisano Publications, Inc. which improved by $1,077,629, or 117%, from a net loss of $923,987 to net income of $153,642 for the quarters ended September 30, 2000 and 2001, respectively, and improved results by $6,392,518, or 148%, from a net loss of $4,323,248 to net income of $2,069,270 for the nine month periods then ended. EBITDA for the three month periods improved by $688,472, from $331,293 for the three months ended September 30, 2000 to $1,019,765 for the three months ended September 30, 2001. EBITDA for the nine month periods improved by $3,955,470 from $940,471 for the nine months ended September 30, 2000 to $4,895,941 for the nine months ended September 30, 2001.

     The principal raw material used in the publishing operations of the Paisano Companies is paper. Paper costs represented approximately 17% and 18% of Paisano Publications' production, selling and other direct costs for the three months ended September 30, 2001 and 2000, respectively, and approximately 18% for both nine month periods then ended. Certain commodity grades of paper have shown considerable price volatility over the last decade. There can be no assurance that future fluctuations in paper prices will not have a material adverse effect on the Paisano Companies' results of operations or financial condition.

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

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund the Company's operating costs (primarily paper, payroll and related expenses) and working capital needs (primarily accounts receivable, inventory, prepaid expenses and debt service). On September 30, 2001, the Company had positive working capital of $1.5 million.

     Cash provided by operating activities from continuing operations during the nine month period ended September 30, 2001 totaled approximately $0.6 million. The operating net income of $0.4 million was increased by several non-cash charges including $1.0 million for depreciation and amortization, $0.1 million for expenses settled with common stock, $0.1 million for non-cash interest expenses, and $0.2 million of amortization of debt issuance costs, and offset by $0.1 million of gains from the Martin Unwind transaction and the sale of fixed assets. Cash of $1.1 million was used for changes in operating accounts.

     Upon its acquisition by the Company, Paisano Publications obtained an aggregate of $22,000,000 in Nomura Indebtedness. This financing was comprised of a $17,000,000 senior term loan (the "Term

Loan") and a $5,000,000 revolving loan (the "Revolving Loan"). The proceeds from the Term Loan plus $3,500,000 of the Revolving Loan were used to repay certain promissory notes issued to the shareholder of the Paisano Companies in conjunction with the Paisano Acquisition and to pay certain acquisition expenses. At September 30, 2001, there were no available borrowings under the Revolving Loan.

     The Nomura Indebtedness is guaranteed (the "Guarantees") by the Company and the Paisano Companies, other than Paisano Publications (the "Guarantors"). The Nomura Indebtedness bears interest at an annual rate equal to the prime rate of the Lender from time to time plus 1.85%, payable monthly. The Nomura Indebtedness and the Guarantees are secured by a first priority security interest in substantially all of the tangible and intangible assets (owned or hereafter acquired) of the Company and the Paisano Companies, including all of the capital stock or equity interests of the Paisano Companies and Newriders. The Nomura Indebtedness and the Guarantees constitute the primary secured indebtedness of Paisano Publications and Guarantors.

     The Nomura Indebtedness, approximately $21.0 million, became due and payable on September 23, 2001. In view of the Company's anticipated inability to repay the entire principal on such date, and Nomura's unwillingness to accept a lesser amount, or to extend the maturity date, in or about May, 2001, management began discussing with Nomura the possibility of filing for Chapter 11 relief, which led to protracted negotiations concerning a Cash Collateral Stipulation (the "First CCS"). The First CCS was based upon a detailed budget which Nomura reviewed and ultimately approved, subject to reserving all of its rights under the Nomura Credit Agreement (the "First CCS Budget").

     Easyriders, Inc. and Paisano Publications filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on July 17, 2001, and the First CCS was formally approved by the Bankruptcy Court on an interim basis at an interim hearing held on July 20, 2001, pending a final hearing to be held on August 21, 2001. Between the time of the interim hearing and the final hearing, an Official Committee of Unsecured Creditors (the "OCC") was formed to represent the interests of the unsecured creditors. Prior to the final hearing, Easyriders, Inc., Paisano Publications, the OCC and Nomura entered into a cash collateral stipulation (the "Second CCS") which modified the terms of the First CCS and which provided for the Company to continue to pay expenses in accordance with an agreed upon budget (the "Second CCS Budget") through October 31, 2001. In accordance with the First CCS, the First CCS Budget, the Second CCS and the Second CCS Budget, the Company thereafter made payments to Nomura (with no agreement as to the application of such payments) computed in an amount equal to Nomura's pre-Chapter 11 interest (the "Computed Payments"), in the full amount thereof, for the months of May, June, July, August and September, 2001.

     The First CCS remained in effect until August 31, 2001. Pursuant to the terms of the First CCS, in addition to the payments set forth immediately above, the Company made an "excess cash flow payment" in the amount of $23,699 to Nomura for the month of July, 2001. Pursuant to the terms of the Second CCS, the Company is required to deposit all of their "Net Income" (as defined in the Second CCS) after payment of the amounts to Nomura set forth above into a segregated bank account (the "Blocked Account"). At a hearing held on October 24, 2001, the Bankruptcy Court granted the Company's motion for authority to continue using cash collateral (the "CCM") through February 28, 2002 to pay
expenses in accordance with the budget attached to the CCM.   At the hearing
held on October 24, 2001, the Bankruptcy Court also ordered the Company to stop making any further payments to Nomura and to deposit the payments that the Company would otherwise have made to Nomura into the Blocked Account.

     Prior to its filing for Chapter 11 relief on July 17, 2001, the Company made regular monthly interest payments to Nomura in respect of the Nomura Indebtedness. After its bankruptcy filing, in accordance with orders of the Bankruptcy Court, the Company continued to make such payments to

Nomura through October 31, 2001 (the "Post-Petition Payments"). No agreement was made between the parties and no order of the Bankruptcy Court was issued as to the application of any of the Post-Petition Payments made by the Debtors to Nomura. Under the Bankruptcy Code, if the value of Nomura's collateral is less than the amount of Nomura's "allowed claim," Nomura is not entitled to any post-bankruptcy interest and Nomura's allowed claim is bifurcated into an allowed secured claim equal to the value of Nomura's collateral and an allowed unsecured claim equal to the balance of Nomura's allowed claim. The Company believes that the funds used to make the Post-Petition Payments to Nomura was not part of Nomura's collateral and therefore should reduce the amount of Nomura's allowed secured claim on a dollar-for-dollar basis. No determination has been made by the Bankruptcy Court and no agreement has been reached between the parties in this regard. The Company has filed a motion with the Bankruptcy Court to determine the value of Nomura's allowed secured claim. A status conference on that motion is scheduled to be held on November 21, 2001. The Company anticipates that the Bankruptcy Court will provide the parties with a trial date to litigate this issue at the November 21, 2001 status conference. The Company is also in the process of preparing a complaint to file in the Bankruptcy Court to determine to what extent, if any, the Company's cash constitutes part of Nomura's collateral. Until the value of Nomura's allowed secured claim and the extent to which, if any, the Company's cash constitutes part of Nomura's collateral is determined by the Bankruptcy Court, the Company will continue to report all Post-Petition Payments made to Nomura as interest, and if a determination is made at some later date that such Post-Petition Payments to Nomura do not constitute interest to Nomura, the Company will show such adjustment in its financial reports.

     Pursuant to the terms of the First CCS, the Company engaged the Westlake Village, CA-based investment banking firm of Murphy Noell Capital ("MNC") to provide financial advisory and investment banking services to the Company. At a hearing held on September 25, 2001, the Bankruptcy Court approved the Company's employment of MNC for such purposes effective as of the date of the Company' bankruptcy filings and continuing through October 30, 2001, without prejudice to the Company's right to seek a further order of the Bankruptcy Court to extend the term of the Company's employment of MNC beyond October 30, 2001. Pursuant to the terms of its engagement, MNC prepared a presentation book on the Company, solicited prospective replacement lenders, prospective buyers of the Company's assets, and financial backers of a plan of reorganization, and MNC provided financial advisory services to the Company in connection with the pending Chapter 11 bankruptcy cases. At a hearing held on October 30, 2001, the Company requested the Bankruptcy Court to approve the Company's continued employment of MNC beyond October 30, 2001. However, both Nomura and the OCC opposed any further employment by the Company of MNC, and the Bankruptcy Court denied the Company's motion to continue the Company's employment of MNC beyond October 30, 2001.

     During the pendency of the Chapter 11 cases, Nomura is prevented from foreclosing on its collateral pursuant to the automatic stay provisions of the Bankruptcy Code absent a Bankruptcy Court order to the contrary.

     November 14, 2001 was both the last day of the Company's exclusive period to file a Plan of Reorganization and the Bankruptcy Court imposed deadline for the Company to file a Plan of Reorganization. The Company recently filed a motion with the Bankruptcy Court seeking to extend both of these deadlines. A hearing on that motion was held on November 7, 2001 at which time the Bankruptcy Court denied the Company's motion to extend its exclusive period to file a Plan of Reorganization, terminated the Company's exclusivity periods, and extended the Bankruptcy Court imposed deadline for the Company to file a Plan of Reorganization from November 14, 2001 to January 18, 2002. By reason of the Court's ruling on November 7, 2001, other parties in interest are permitted to file a competing Plan of Reorganization.

     The Nomura Credit Agreement sets forth (a) requirements for payments to Nomura out of Excess Cash Flow, and (b) conditions under which dividends can be paid and advances made by Paisano Publications to the Company out of Excess Cash Flow. These provisions have been superseded by the CCS and subsequent Bankruptcy Court orders, pursuant to which all expenses of the Company and Paisano Publications, on a consolidated basis, are being paid pursant to the a court-approved Budget.

     The Nomura Credit Agreement contains numerous operating and financial covenants, including, but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures. As of September 30, 2001, the Company was not in compliance with any of such financial covenants. In addition, as of March 1, 2001, the Company was not in compliance with certain technical compliance provisions of the Nomura Credit Agreement. In connection with the Company's bankruptcy filing, the Bankruptcy Court order of October 24, 2001 presently governs the Company's payment and performance obligations to Nomura.

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

     The Company, as it is currently configured, is presently able to meet its liquidity obligations, by reason of the protections afforded by Chapter 11 and the Bankruptcy Court order of October 24, 2001 concerning continued use of cash collateral. If management is successful in formulating a Plan of Reorganization which is confirmed by the Bankruptcy Court, it is anticipated that upon emerging from Chapter 11 the Company will continue to be able to meet its liquidity obligations, based on a restructured balance sheet. A sale of the Company's assets is also a possible outcome of the Company's Chapter 11 case. In any event, the Company cannot now predict the outcome of the Chapter 11 cases.

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

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB
16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.

     In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

Interest Rates

     The Company is subject to certain interest rate risk related to the Senior Loans. The Senior Loans matured on September 23, 2001 and bear interest at an annual rate equal to the prime rate of the Lender plus 1.85% payable monthly. Excluding any effect from the Default Rate of interest asserted by Nomura, the interest rate on the balance of $20,968,002 outstanding on September 30, 2001 was 7.85 %. An increase in interest rates of 1% would result in an increase in interest expense of approximately $210,000.

     The Company's remaining long-term debt has fixed interest rates and therefore the Company does not believe an increase in interest rates would have a material impact on the Company's consolidated financial statements.

     Notwithstanding the foregoing, as noted above under Part I, Item 1, Footnote 1 under "Basis of Presentation," post-petition payments to Nomura may not ultimately be deemed to be "interest."

PART II -- OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings.

         The Hatcher Litigation

         On April 28, 2000, an action was filed in the U.S District court for the Central District of California (Los Angeles) by Leon Hatcher, Richard Stafford and entities controlled by them, naming as defendants the Company, Newriders, Paisano Publications, El Paso, Easyriders Franchising, Easyriders Licensing, Easyriders of Ohio, and the following current or former officers and/or directors of the Company (the "Non-Debtor Defendants"): John Martin, William Prather, Joseph Teresi, J. Robert Fabregas, William Nordstrom, Robert Davis, Ellen Meagher, Joseph Jacobs, Daniel Gallery, Wayne Knyal, and Grady Pfeiffer (the "Hatcher Action"). The complaint also named as a defendant James
E. Salven, Trustee in Bankruptcy in connection with the Pierce Action, previously disclosed by the Company.

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

         On July 31, 2000, the U.S. District Court in Los Angeles issued an order dismissing the Hatcher Action in its entirety, based on a motion brought by defendants challenging the complaint as being in violation of applicable rules requiring that complaints in Federal court set forth a "short and plain" statement of the basis for relief, and that allegations of fraud be specific as to all details. The order granted plaintiffs 30 days to file a new complaint, stating that any amended complaint "must be a short, plain statement which is concise, simple and direct in compliance with Rule 8 (a). Furthermore, allegations of fraud, misrepresentation and securities fraud must be alleged with particularity in compliance with Rule 9." Subsequently, Plaintiff has filed two amended complaints which the Company has challenged for similar reasons. On January 29, 2001, the court heard the Company's motion to dismiss the plaintiffs' Second Amended Complaint (the "SAC"). On July 23, 2001, the court issued a lengthy, detailed ruling in which it specified substantially all of the pleading defects affecting the SAC, and granted defendants' motion in the entirety. Except for certain securities law claims dismissed with prejudice, the ruling granted plaintiffs 30 days, until August 24, 2001 to make "one final attempt" to file a Third Amended Complaint ("TAC"), indicating that the court will dismiss the plaintiffs' claims with prejudice if their TAC
          ----                                --------------
suffers from any of same deficiencies cited herein."

     On August 13 and August 15, Hatcher's counsel filed ex parte applications seeking additional time to file the TAC, both of which failed to meet court guidelines and were rejected. As to the latter, Hatcher's counsel also failed to give notice of the application to the Company's counsel. On August 31, 2001, Hatcher's counsel filed yet another ex parte application seeking 90 additional days to file the TAC. Hatcher's counsel failed to give notice of this application, and failed even to serve a copy on counsel for the Company. On September 25, 2001, the court granted this application and ordered that Hatcher could have an additional 90 days from the date of such ruling within which to file the TAC, or December 24, 2001. Lacking knowledge of the last two ex parte applications by Hatcher, the Company served notice of its intent to dismiss the action with prejudice on August 25, 2001 (as required by court rules), and on September 25, 2001 filed such motion to dismiss. The hearing date on this motion was later vacated in light of the court's order granting Hatcher additional time. The Company still believes it is entitled to a dismissal of the Hatcher Action with prejudice. Accordingly, and because of Hatcher's failure to give notice of the application which the court granted, the Company intends to pursue its motion to dismiss with prejudice via appropriate action to be taken shortly.

     If the Hatcher Action is not dismissed, the Company believes it has substantial defenses to any amended complaint plaintiff's may pursue or file in this action. In any event, in light of the Company's Chapter 11 filing, prosecution of the case against the Company is presently stayed pursuant to the automatic stay provisions of section 362 of the Bankruptcy Code. Technically, this stay does not apply to the individual defendants, although prosecution of the case against them may require plaintiffs to obtain certain procedural relief such as bifurcation of the cases against the Company and the Non-Debtor Defendants.

     Based on the current pleadings, the Company and its officers and directors are insured under a policy providing indemnification for damages arising from securities claims and the misconduct of its management, and have received confirmation from their insurance carrier ("D&O Carrier") that the Hatcher Action claims are covered by such policy. It is possible, however, that claims could still be asserted which are not covered by insurance.

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

     The District Court which has jurisdiction over this case has established a schedule for discovery and progress towards trial. However, in light of the Company's Chapter 11 filing, prosecution of the case against the Company was initially stayed pursuant to the automatic stay provisions of section 362 of the Bankruptcy Code. Technically, this stay does not apply to the individual defendants, although prosecution of the case against them may require plaintiffs to obtain certain procedural relief such as bifurcation the cases against the Company and the individual defendants in this action. On October 11, 2001, upon motion of Mr. Salven, the Bankruptcy Court granted Pierce relief from the automatic stay. Once such ruling becomes final, the litigation of the Pierce Action against all of the defendants, including the Company, is expected to resume in District Court.

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

     Kaye Scholer's claim for unpaid legal fees has been stayed pursuant to the Company's filing for Chapter 11 relief, and this claim is now part of the Company's pool of pre-petition unsecured debt. The Company's claims against Kaye Scholer are an asset of the Chapter 11 estate, and have been pursued by the Company.

     On October 29, 2001 the Superior Court conducted a hearing on motions for summary judgment filed by Kaye Scholer. As a consequence of the Court's comments at the hearing, the parties stipulated to continue the hearing on such motions to and until January 3, 2002, and in the interim to pursue mediation of the action. The outcome of this action is presently uncertain.

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

     In light of the Company's Chapter 11 filing, prosecution of the case against the Company is presently stayed pursuant to the automatic stay provisions of section 362 of the Bankruptcy Code.While the Company believes it has substantial defenses to the Dillon Action, the exact outcome will depend significantly on how the Company's Chapter 11 case proceeds. The claims against the Company are part of the pool of general pre-petition unsecured debt. Unless these claims are resolved through a negotiated settlement, they would be adjudicated through an adversary proceeding in the Bankruptcy Court or litigation in the existing forum. Regardless, in light of all of the foregoing considerations, the outcome of the Dillon Action is not expected to be materially adverse to the Company.

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

     The allegations of Mr. King arise out of his employment with Newriders in Fresno, California, and his associations with Leon Hatcher and Rick Pierce, identified above. After extensive pre-trial investigation, the Company determined it had substantial defenses to the King Action, but could not be assured of a favorable outcome. The Company tendered the King Action to its D&O Carrier, which indicated a willingness to contribute towards settlement of this action. This matter was scheduled for trial on April 30, 2001, but as the result of negotiations between King, the Company, and the D&O Carrier, this action was settled as of April 25, 2001. Under the terms thereof, which were reduced to a written settlement agreement (the "Settlement Agreement"), the D&O Carrier agreed to pay King $75,000, the

Company agreed to issue to King and his attorneys a total of 125,000 shares of common stock of the Company, and the Company agreed to issue to King a promissory note for $15,000. Prior to the Company's filing its petition for Chapter 11 relief on July 17, 2001 the cash proceeds were delivered to King and the note and share certificates were delivered to the Company's counsel. Subsequently the Company received the signed settlement agreement, and released the share certificates. Accordingly, the King Action has been settled with finality.

     Estate of Henry Wise v. Easyriders, Inc. et al

     On April 12, 2001 a complaint was filed in the Horry County (South Carolina) Court of Common Pleas by Genevieve Beach, as Personal Representative of the Estate of Henry F. Wise, II, deceased, naming as defendants the Company and the Myrtle Beach Speedway (the "Wise Action"). The Wise Action arises out of the death of Mr. Wise while participating in a motorcycle stunt event at the Myrtle Beach Speedway in May of 1999 and seeks unspecified damages as the result of alleged negligence on the part of defendants with respect to safety precautions in connection with the event. The event was part of a series of motorcycle stunt events produced by Kevin Ruic, whose company, FASCAR North, had previously sold the rights thereto to the Company. The Company believes it has meritorious defenses to the Wise Action, and potential cross-actions, but at this point has not completed its investigation into the facts concerning this matter. Preliminarily, the Company does not believe there is insurance coverage for this action. If there is no insurance coverage, it is possible that the Company could be forced to incur substantial litigation costs, and that if Plaintiff were to prevail, the amount of any adverse judgment could be significant.

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

Item 2.  Changes in Securities and Use of Proceeds.

     During July 2001, the Company issued 125,000 shares of Easyriders, Inc. stock to a former employee of Newriders in settlement of litigation. The shares were valued at their market price, market price being determined as the closing price of the Common Stock on the American Stock Exchange on the date of issuance. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3.  Defaults Upon Senior Securities

     The Nomura Credit Agreement sets forth two types of obligations on the part of the Company:

     .  Payment-Related Obligations: Payments in respect of interest, principal
        ---------------------------
reduction and pay-off at maturity.

     .  Covenant-Related Obligations: Obligations to maintain certain
        ----------------------------
financial ratios, and to do or not do certain things, which obligations are designed to avoid impairment of Nomura's credit position and the value of its collateral.

     In November of 2000, Nomura asserted that the Company was in default with respect to numerous Covenant-Related Obligations. Management took issue with each of these charges, and in good faith believed that no events of default had occurred. As of March 31, 2001, the Company reported that it was in default as to certain Covenant-Related Obligations.

     The Nomura Indebtedness, approximately $21.0 million, became due and payable on September 23, 2001. In view of the Company's anticipated inability to repay the entire principal on such date, and Nomura's unwillingness to accept a lesser amount, or to extend the maturity date, in or about May, 2001, management began discussing with Nomura the possibility of filing for Chapter 11 relief, which led to protracted negotiations concerning a Cash Collateral Stipulation (the "First CCS"). The First CCS was based upon a detailed budget (the "First CCS Budget") which Nomura reviewed and ultimately approved, subject to reserving all of its rights under the Nomura Credit Agreement. Easyriders, Inc. and Paisano Publications filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on July 17, 2001, and the First CCS was formally approved by the Bankruptcy Court on an interim basis at an interim hearing held on July 20, 2001, pending a final hearing to be held on August 21, 2001.
Between the time of the interim hearing and the final hearing, an Official Committee of Unsecured Creditors (the "OCC") was formed to represent the interests of the unsecured creditors. Prior to the final hearing, Easyriders, Inc., Paisano Publications, the OCC and Nomura entered into a cash collateral stipulation (the "Second CCS") which modified the terms of the First CCS and which provided for the Company to continue to pay expenses in accordance with an agreed upon budget (the "Second CCS Budget") through October 31, 2001. In accordance with the First CCS, the First CCS Budget, the Second CCS and the Second CCS Budget, the Company thereafter made payments to Nomura (with no agreement as to the application of such payments) computed in an amount equal to Nomura's pre-Chapter 11 interest, in the full amount thereof, for the months of May, June, July, August and September, 2001.

     The First CCS remained in effect until August 31, 2001. Pursuant to the terms of the First CCS, in addition to the payments set forth immediately above, the Company made an "excess cash flow payment" in the amount of $23,699 to Nomura for the month of July, 2001. Pursuant to the terms of the Second CCS, the Company is required to deposit all of their "Net Income" (as defined in the Second CCS) after payment of the amounts to Nomura set forth above into a segregated bank account (the "Blocked Account"). At a hearing held on October 24, 2001, the Bankruptcy Court granted the Company's motion for authority to continue using cash collateral (the "CCM") through February 28, 2002 to pay
expenses in accordance with the budget attached to the CCM.   At the hearing
held on October 24, 2001, the Bankruptcy Court also ordered the Company to stop making any further payments to Nomura and to deposit the payments that the Company would otherwise have made to Nomura into the Blocked Account.

     During the pendency of the Chapter 11 case, Nomura is prevented from foreclosing on its collateral under the automatic stay provisions of the Bankruptcy Code. Under such circumstances, Nomura would have to seek and obtain relief from the automatic stay imposed by section 362 of the Bankruptcy Code in order to effect such foreclosure.

Item 4.  Submission of matters to a vote of security holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             None

         (b) Reports on Form 8-K:

             Current Report of the Company on Form 8K, as filed on July 26,
2001.





SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             EASYRIDERS, INC.
                                             ----------------
                                             (Registrant)

Dated: November 19, 2001                     /s/ J. Robert Fabregas
                                             -----------------------------------
                                             J. Robert Fabregas
                                             Chief Executive Officer and
                                             Chief Financial Officer