Form 10-K
period 2001-12-31
EASYRIDERS INC
filed 2002-04-12
CIK 1065253

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ________________
                                   FORM 10-K
                                ________________

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
                                       OR
          [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-14509
                                               ---------

                                EASYRIDERS, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

               Delaware                                33-0811505
    -------------------------------      ------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

28210 Dorothy Drive, Agoura Hills, California                91301
----------------------------------------------             ---------
   (Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code:     (818) 889-8740
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 par value per share

Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes  X   No ____
                                               ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

          As a result of the registrant's filing a petition for relief under Chapter 11 of the Bankruptcy Code on July 17, 2001, effective on such date the American Stock Exchange suspended trading in registrant's common stock. Immediately prior to the effectiveness of such suspension, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock was $5,272,007, with 25,981,112 shares of Common Stock issued and outstanding as of that date. At present, there is no market value of such voting stock, in view of the trading suspension imposed by the American Stock Exchange. Such suspension is not expected to be terminated unless the registrant emerges from Chapter 11 as a public company. (See below, under Part 1, "Recent Developments.")

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

          At the time of the Reorganization, Easyriders and Paisano Publications entered into a Note and Warrant Purchase Agreement (the "Credit Agreement") with Nomura Holding America Inc. ("Nomura" or "Lender"), pursuant to which Nomura agreed, subject to the satisfaction of certain terms and conditions, to lend Paisano Publications up to $22,000,000 (the "Nomura Indebtedness"). The Company borrowed $20,500,000 under the Credit Agreement at the time of

____________

/1/ Easyriders owned El Paso through Newriders, Inc., a Nevada corporation. Newriders, Inc. is a wholly-owned subsidiary of Easyriders.

the Reorganization and used the proceeds as a portion of the consideration paid by Easyriders to Joseph Teresi to acquire the Paisano Companies. Since March 23, 2001, there has been no amount available for borrowing under the Credit Agreement.

          As part of the Reorganization, the Company issued to Joseph Teresi, as seller of the Paisano Companies, three promissory notes in the aggregate principal sum of $13,000,000 (the "Subordinated Seller Notes".) As of March 14, 2002, the principal owed on the Subordinated Seller Notes was $8,000,000.

Recent Developments

          Easyriders and Paisano continue to operate as debtors-in-possession pursuant to the petitions filed by each on July 17, 2001 for relief under Chapter 11 of the US Bankruptcy Code. In January, 2002, Easyriders and Paisano (collectively, "Debtors") proposed a Plan of Reorganization to be funded by Joseph Teresi which would have provided for the preservation of a public shareholder base, and the issuance of new shares to unsecured creditors. This plan was seen by management as a way to return substantially full value to creditors through market appreciation, and provide equity to those shareholders willing to contribute "new value" to retain shares. Nomura, however, objected to this plan, and in March, 2002 made it clear that the only resolution it would support would be an asset sale transaction.

          After extensive negotiations, on April 6, 2002, Easyriders, Paisano, a number of corporations which are wholly-owned by Easyriders, Nomura and Joseph Teresi entered into an agreement entitled "Asset Purchase Agreement, Compromise of Controversies and Mutual Releases" (the "APA"), pursuant to which it is contemplated that (a) Mr. Teresi or a new entity owned by him (collectively, "Buyer") will purchase substantially all of the assets of Debtors, and thereafter continue the business operations previously conducted by Debtors, (b) as consideration for such purchase, Buyer shall pay to Nomura the sum of $5,250,000 at the closing, (c) Buyer shall assume all ordinary-course obligations of debtors incurred post-petition, but none of the pre-petition claims or obligations of the Debtors, (d) Nomura will waive its claims against Debtors for the balance owed under the Nomura Indebtedness and release all of its liens, (e) Mr. Teresi will waive his claim against Easyriders for the balance owed under the Subordinated Seller Notes, (f) all of the Debtors' cash, including the net proceeds to be realized by Easyriders from settlement of the Kaye Scholer Claim (the "Kaye Scholer Proceeds"), up to $1,500,000 will be made available to satisfy all of the Debtors' claims (excluding any claim of Nomura or Mr. Teresi) in accordance with the priorities set forth in the Bankruptcy Code, (g) Mr. Teresi will guarantee that the amount of such cash shall be not less than $1,500,000 at the time of closing (the "Closing Cash"), and (h) releases shall be given by and among Buyer, Nomura and Debtors with respect to all claims.

          The transactions contemplated by the APA (the "Global Settlement") will not be consummated unless and until approved by the Bankruptcy Court. A hearing on such request for approval has been scheduled for May 1, 2002, with the closing scheduled to occur on May 2, 2002 if approval is granted.

          In anticipation of consummating the Global Settlement, the Debtors, on March 29, 2002, each filed a Plan of Reorganization and Disclosure Statement providing for implementation of the Global Settlement. Pursuant thereto, it is assumed that the Kaye Scholer Proceeds (net of attorneys' fees) will be the only sum available for distribution to creditors of Easyriders, with the balance of the Closing Cash being allocated to the creditors of Paisano. The exact amount of the Kaye Scholer Proceeds will not be determined until at least May 8, 2002, at which time a hearing is scheduled to determine the amount of attorney fees to be paid out of the gross amount of the Kaye Scholer Proceeds ($395,000). In any event, it is anticipated that the Kaye Scholer Proceeds will not be less than $256,750, which would mean that the cash available to creditors of Paisano would be not less than $1,243,250.

          If the Global Settlement is approved, it is anticipated that all of the stock of the Debtors would be cancelled, together with all options and contingent securities, and such holders would receive no distributions from the Debtors. If the Global Settlement is not approved, it is not presently possible to predict the outcome of the Chapter 11 cases.

                    INFORMATION ABOUT THE PAISANO COMPANIES

General

          Paisano Publications, Inc. is a California corporation organized on November 17, 1970. It presently has 67 employees, and is engaged primarily in the business of publishing magazines for the motorcycle, automotive and tattoo lifestyle markets. Paisano Publications has also acquired a number of domestic and international trademarks in classes pertaining to merchandise, apparel and non-publishing services, as part of an overall product licensing program. (See "Information about Easyriders Licensing," herein.)

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

          Easyriders Franchising, Inc. ("Easyriders Franchising") is a California corporation organized on June 23, 1993. It presently has no employees, and since the Company ceased selling franchises and converted its retail store operation to one based on license agreements, no operations.

          Easyriders Events, Inc. (formerly Teresi, Inc.) is a California corporation organized on April 7, 1982. It presently shares 4 employees with Paisano Publications, and previously was engaged in the business of organizing and producing motorcycle-oriented and tattoo-theme events, and selling Easyriders-branded event-specific merchandise. In March 2000, Easyriders and Paisano entered into a long-term licensing agreement with Action Promotions, Inc. ("API") pursuant to which API was granted the exclusive right to produce and manage events and to sell event-specific merchandise under the Easyriders brand. The employees dedicated to Easyriders Events work directly for API in connection with such activities. See "Information about the Paisano Companies - Events Promotion and Management Activities," herein.

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

Print Media Publishing Overview

          Paisano Publications publishes ten special interest magazines that are sold worldwide, and two trade magazines provided free to motorcycle and tattoo shops. Including foreign language editions for Germany, France, Italy, Spain and the Netherlands, there are twenty-two separate versions of these twelve titles. Eight of these magazines are targeted at the motorcycle and tattoo markets, as to which Paisano Publications is generally regarded as the market leader. One of these magazines is targeted at the hot rod market, and one to the custom pick-up truck market. All magazines are published in-house. Articles and photography are typically acquired from a combination of in-house editorial staff, a select group of freelance writers and photographers, and from readers.

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

          Other Motorcycle Lifestyle Magazines

          Other motorcycle lifestyle magazines published by Paisano Publications include Biker (published 9 times per year), V-Twin (published 12 times per year) and In the Wind (published 4 times per year), with newsstand cover prices that range from $4.99 to $6.99 per issue. Commencing with the May 2001 issue, V-Twin was introduced as a completely re-worked title, combining elements of the title VQ which, except for a one-time annual edition, ceased publication as a separate title with Issue No. 38, released in March 2001. In addition, Paisano Publications publishes a monthly tabloid-style trade publication, V-Twin News, distributed at no charge to motorcycle and motorcycle accessory shops.

          Tattoo Lifestyle Magazines

          Tattoo

          Tattoo (published 12 times per year) is Paisano Publications' original entry into the tattoo market. The magazine is targeted at the growing number of tattoo enthusiasts and includes profiles of individuals, information about tattoo events, and other tattoo related topics. Management believes Tattoo has a majority share of the readers in its market. Tattoo is a monthly publication produced in a fixed format of 96 pages, primarily in color and on coated paper, with a limited number of pages on newsprint. The magazine retails for a cover price of $4.99 per issue in the U.S., except for 6 special issues which retail for $5.99. Each issue of Tattoo is accompanied by a separate 32-page "outsert" featuring content of interest to readers, with the exception of the 6 special issues which have a 48-page outsert.

          Tattoo Flash

          Tattoo Flash (published 6 times per year) is a gallery of individual examples of tattoo art that retails for a cover price of $4.99 per issue in the U.S., except for 3 special issues retailing for a cover price of $5.99 per issue. The magazine has no advertising content.

          Tattoo Savage

          Tattoo Savage (published 6 times per year) features content dealing with more "extreme" uses of tattoos and body piercing. Tattoo Savage retails in the U.S. for a cover price of $4.99 per issue, except for 3 special issues retailing for a cover price of $5.99 per issue.

          Tattoo Industry

          Tattoo Industry is a free trade magazine distributed quarterly to tattoo artists, shops, vendors, and other constituencies of the tattoo industry.

          American Rodder

          American Rodder targets hot-rod enthusiasts and focuses on the restoration and customization of "classic" hot-rods. American Rodder is a bi-monthly publication retailing for a cover price of $4.99 per issue in the U.S. Paisano publishes several special issues of American Rodder with additional pages, including a buyer's guide which retails for a cover price of $6.99 per issue, one swimsuit issue which retails for a cover price of $5.99 per issue, and one calendar poster issue which retails for a cover price of $5.99 per issue.

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

Printing and Production

          Since September 2001, as the result of expiration of its long-term printing contract with R.R. Donnelley & Sons Company, Paisano has arranged for magazine and calendar printing and production to be handled by Quebecor, Inc. ("Quebecor"), at its printing facility in Lincoln, Nebraska. Paisano and Quebecor are presently in the process of finalizing a long-term agreement concerning the performance of such services.

Distribution and Marketing

          Paisano Publications' magazine and video products are marketed and distributed through four major avenues:

          North American Newsstand Sales

          Magazines are distributed to newsstands in the U.S., Canada and a limited number of foreign countries under a distribution agreement with Curtis Circulation Company that runs through July 1, 2003. Under the Bankruptcy Code, Chapter 11 debtors are required to "assume" or "reject" all executory agreements to which they are a party. On July 31, 2001, at request of Curtis, this agreement was formally assumed by Paisano, pursuant to an order of the Bankruptcy Court on that date. The distributor's responsibilities are primarily related to marketing and include marketing magazines to newsstands; maintaining relationships with magazine wholesalers, who deliver the magazines to the newsstands; monitoring purchasing activity and determining the number of each issue that the wholesaler delivers to each newsstand account; providing shipping labels for each issue of the magazines to the printer, who then ships to the wholesalers; and tracking magazine returns which are picked up, counted, and destroyed by the wholesaler.

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

          As noted above, Paisano Publications has completely outsourced the management and operation of Bros Club to an independent third party, ISPI, which is now responsible for all aspects of the program. Under this arrangement, all obligations to carry inventory, fulfill orders, service members, and promote and advertise the business are the responsibility of ISPI. Bros Club members pay annual service fees of $39.95 and receive emergency road service and access to insurance for custom bikes. ISPI contracts with a third party to provide 24-hour roadside assistance and towing to Bros Club members. This third party provider has over 12,000, 24-hour locations throughout the U.S. As of March 19, 2002, there were approximately 4,000 Bros Club members.

Event Promotion and Management Activity

          For over a decade, Easyriders Events ("EE"), an affiliate of Paisano, promoted events intended to appeal to motorcycle enthusiasts, including motorcycle rodeos, motorcycle shows, and tattoo shows. Historically, EE either promoted such events for its own account and incurred the risk of all associated expenses against the prospect of collecting all revenues for ticket sales, or provided services on a fee basis to the party taking such role. Services provided included organization, advertising, arranging for attractions, locations, insurance, concessions, and contest supervision.

          As noted above, Easyriders and Paisano have entered into a long-term licensing agreement with API pursuant to which API has been granted the exclusive right for a ten year period (with options to extend) to produce and manage events and to sell event-specific merchandise under the Easyriders brand. Under this license agreement, all responsibilities for production, scheduling, staffing, management, purchasing and promotion are the responsibility of API, which arrangement guarantees the Company a minimum level of royalties, plus a percentage of gross revenues from gate and merchandise sales.

Competition

          Paisano Publications' five motorcycle titles (including the trade publication, V-Twin News) have among the largest circulation of the U.S. motorcycle magazine segment. Paisano directly competes with the following six other Harley-Davidson oriented motorcycle magazines: Hot Rod Bikes, Hot Bike, American Rider, Iron Works and American Iron. The company's three tattoo-oriented titles compete primarily with Skin & Ink, International Tattoo, Outlaw Biker Tattoo and Tattoo Gallery. American Rodder competes with others in the hot-rod market, including Rod & Custom and Street Rodder. In the custom truck sector, Tailgate competes with Trucking, Sports Trucks and Street Trucks.

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

Employees

          As of March 19, 2002, the Paisano Companies employed approximately 67 full-time and part-time employees. None of the Paisano Companies' employees are covered by a collective bargaining agreement and the Paisano Companies have never experienced an organized work stoppage, strike or labor dispute. The Paisano Companies believe relations with its employees are generally good.

                    INFORMATION ABOUT EASYRIDERS LICENSING

Apparel Sales, Licensing and Store Operations Overview

          Paisano Publications has used its access to the Harley-Davidson/TM/ and hybrid American-made motorcycle market to sell apparel and other products. Originally sold through Paisano Publications' magazines and mail-order catalogs, Paisano Publications expanded the marketplace for such products to include two company-owned stores, and subsequently introduced a franchise program for motorcycle specialty shops. In early 2000, all of the Company's product-related activities were consolidated under the management of Easyriders Licensing, Inc. ("ELI") and the franchise program has been converted to one based on licenses to store owners.

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

          Easyriders Stores.   The Company maintains a network of 39 retail
stores, each of which (an "Easyriders Store") conducts business as "Easyriders of _____" pursuant to a written license agreement, except for one operating under an expired franchise agreement. All of these Easyriders Stores are in the US except for one, which is in Ontario, Canada. All Easyriders Stores sell products purchased from Paisano Publications, through Southern Steel Streetwear ("SSS") as discussed below.

          Other Customers: The Paisano Companies sell apparel and other products at wholesale to non-Easyriders stores, through SSS as discussed below. These stores include a variety of motorcycle and accessory shops. Another market for distribution is events, as discussed below.

          Paisano Publications uses its magazines to market for all of the above distribution channels. Advertisements for the products, the catalogs, and the Easyriders Stores are included throughout the various Paisano Publications' magazines.

          Effective March 28, 2001, the Company through its subsidiaries, Paisano Publications, Inc. and Easyriders Licensing, Inc., entered into a long-term license agreement (the "Products

Agreement") with Southern Steel Sportswear, Inc., an affiliate of API, in connection with the Company's wholesale products division. Pursuant to the Products Agreement the Company outsourced to SSS all activities pertaining to the design, manufacture, warehousing, shipping and fulfillment of orders in connection with the sale of Easyriders-branded apparel and related merchandise to its network of Easyriders Stores, and through other retail motorcycle-oriented stores. The agreement is for a term of 10 years, with options to renew for two additional 10-year terms. Pursuant to the Products Agreement, the Company retains control over all other channels of distribution, including direct sales via its Roadware catalog and Internet Web site, and licensing of product opportunities to independent third parties (the "Retail Channel"). The Company and SSS will collaborate on product design and the sourcing of leather goods for sale to both the Wholesale Channel and Retail Channel.

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

          In late 1999, the Company decided to convert its franchise program to one based on a network of stores operating under a license agreement, rather than a franchise agreement. Subsequently, all but two of the 26 franchise stores converted to a license-based operation, and other Easyriders Stores have been added to the network.

          The Company's standard-form license agreement obligates each licensee to purchase an annual minimum dollar amount of merchandise, as a condition of operating under the Easyriders name. While differing somewhat from location to location, the inventory carried by these Easyriders Stores includes not only merchandise purchased from the Company, but also motorcycles, after-market motorcycle parts and supplies, and other motorcycle-related goods provided by other vendors. In addition, many Easyriders Stores offer motorcycle service and customization, tattooing, and food services. As of March 19, 2002, a significant percentage of the Easyriders Stores were not in compliance with past merchandise purchase requirements, particularly with respect to the first year of operation as license stores. Now that the transition to SSS is complete, and SSS has control of the Wholesale Channel, this situation is expected to improve in the months ahead. Easyriders Stores which demonstrate the complete inability to "catch up" on past commitments, and to meet current obligations, will be terminated by appropriate enforcement action or as part of the process of rejecting agreements as part of the resolution of the Company's Chapter 11 cases.

          In view of the uncertainties surrounding outcome of the Company's Chapter 11 cases, the Company has temporarily suspended the offering of license agreements for new Easyriders Stores. Upon emergence from Chapter 11, provided there is no material change in management, the Company's plan is to resume offering to qualified entrepreneurs (primarily owners and operators of existing independent motorcycle stores who have been in business successfully for at least three years), the opportunity to convert to an Easyriders Store.

          According to the Company's investigation, there are approximately 6,500 motorcycle-related stores operating in the U.S., each of which is a potential candidate for becoming an Easyriders Store. Management believes this market represents a material growth opportunity.

Competition

          The Company competes generally with a wide range of manufacturers and distributors of apparel, including vendors which service consumers interested in the American motorcycle lifestyle, through catalog sales, dealer networks, and sales to independent motorcycle stores. Within the motorcycle retail channel, the market is generally considered to be fragmented, with the exception of Harley-Davidson, which is actively engaged in selling branded merchandise through its own dealer network and certain other selected outlets.

Employees

          ELI has no employees and relies on services provided by other Paisano personnel.

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

          Plaintiffs filed their first amended complaint ("FAC") on September 14, 2000. Believing that the FAC suffered from the same defects as the original complaint, on September 29, 2000 defendants filed a motion to dismiss the FAC. On October 18, 2000 the plaintiffs attempted to file another SAC, which was rejected by the Clerk of the Court. On October 25, 2000, the Court ordered the parties to meet and confer concerning the alleged deficiencies of the FAC, and ordered plaintiffs to file their second amended complaint ("SAC") by November 15, 2000. After meeting and conferring with defendants' counsel regarding the shortcomings of the FAC, plaintiffs filed their SAC on November 15, 2000. Defendants were of the view that the SAC was defective for the same reasons as the original complaint and the FAC, and therefore filed another motion to dismiss on December 7, 2000. On July 24, 2001, the court issued a lengthy, detailed ruling in which it specified substantially all of the pleading defects affecting the SAC, and granted defendants' motion in the entirety. Except for certain securities law claims dismissed with prejudice, the ruling granted plaintiffs 30 days, until August 24, 2001 to make "one final attempt" to file a Third Amended Complaint ("TAC"), indicating that the court "will dismiss the plaintiffs' claims with prejudice if their TAC suffers from
 ----                                --------------
any of same deficiencies cited herein."

          On September 25, 2001, the Court granted plaintiffs an additional ninety days to file a TAC, which plaintiffs filed on December 27, 2001. This TAC thus represents the plaintiffs' fourth attempt to construct a viable complaint. On January 15, 2002, defendants filed a motion to dismiss the TAC on the grounds that plaintiffs had not corrected the prior deficiencies, and had clearly demonstrated an inability to comply with the rules and orders of the Court. On February 11, 2002, the Court issued an order indicating its agreement with defendants' motion, and dismissed the entire Hatcher Action with prejudice.
                                                                 --------------
On March 6, 2002, within the applicable time limit, Hatcher filed a notice of appeal of this order to the Federal Appeals Court for the 9/th/ Circuit.

          The Company believes that the District Court's dismissal order was well-founded, and that reversal of the same on appeal is not likely. If, however, such appeal were to succeed, the Company believes it still has substantial defenses to any claim plaintiffs may be permitted to pursue in the future. In addition, any surviving claims against the Company would become part of the pool of general pre-petition unsecured debt, adjudicated through an adversary proceeding in the Bankruptcy Court or litigation in the existing forum. Further, the Company and its officers and directors are insured under a policy providing indemnification for damages arising from securities claims and the misconduct of its management. In light of all of the foregoing considerations, the final outcome of the Hatcher Action is not expected to be materially adverse to the Company.

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

          As a consequence of the previously-reported (a) settlement conference in September, 1999 before Judge Montali, (b) the arrest and indictment of Mr. Pierce on 29 counts of conspiracy, mail fraud and money laundering (c) conversion of the bankruptcy proceeding from Chapter 11 to Chapter 7, (d) dissolution of the creditor's committee and (e) appointment of a trustee to administer the bankruptcy estate (the "Trustee"), as well as the subsequent criminal conviction of Mr. Pierce on multiple felony counts, the Pierce Action was dormant until approximately

December of 2000, when efforts were made to settle the Pierce Action with the Trustee, James Salven. These efforts ultimately were not successful.

          The District Court which has jurisdiction over this case then established a schedule for discovery and progress towards trial. However, in light of the Company's Chapter 11 filing, prosecution of the case against the Company was initially stayed pursuant to the automatic stay provisions of section 362 of the Bankruptcy Code. Technically, this stay does not apply to the individual defendants, although prosecution of the case against them may require plaintiffs to obtain certain procedural relief such as bifurcation the cases against the Company and the individual defendants in this action. On October 11, 2001, upon motion of Mr. Salven, the Bankruptcy Court granted Pierce relief from the automatic stay. Now that such ruling has become final, the litigation of the Pierce Action against all of the defendants, including the Company, has resumed in District Court. In this regard, a status conference was held on February 25, 2002 at which time the Court ordered that if Salven desires to amend the existing complaint, he must file by April 26, 2002 a motion in this regard. No discovery may proceed during this time period. Once the complaint is resolved, it is anticipated that discovery would commence and that if the case is not settled, a trial would be held in late 2002.

          While the Company believes the Pierce Action is without merit, the exact outcome will depend significantly on how the Company's Chapter 11 case proceeds. The claims against the Company are part of the pool of general pre-petition unsecured debt. Unless these claims are resolved through a negotiated settlement, they will be adjudicated through litigation in the existing forum. Regardless, in light of all of the foregoing considerations, the outcome of the Pierce Action is not expected to be materially adverse to the Company.

          The Kaye, Scholer Litigation

          On April 19, 2000, the Company filed an action in Los Angeles County Superior Court against the law firm of Kaye, Scholer, Fierman, Hays & Handler, LLP, now known as Kaye Scholer LLP ("Kaye Scholer"), which represented Newriders, Inc. in the Reorganization of 1998 (the "Kaye Scholer Action"). The Kaye Scholer Action alleges that defendant, and the responsible attorneys individually, committed legal malpractice, rendered negligent advice and breached attorney-client fiduciary duties by failing to protect the Company's interests in connection with the indemnification agreement entered into by and between Newriders, as Buyer, and Paisano Publications, Inc., as Seller, in the Reorganization. The complaint alleged that as a consequence of such malpractice, the Company incurred damages in excess of $2 million in connection with the previously reported Steel Horses Arbitration, and sought recovery of such sums, and other damages. In the action, Kaye Scholer has filed a cross-complaint seeking recovery of unpaid legal fees in the amount of approximately $104,000.

          Kaye Scholer's claim for unpaid legal fees was stayed pursuant to the Company's filing for Chapter 11 relief, and this claim is now part of the Company's pool of pre-petition unsecured debt. The Company's claims against Kaye Scholer, an asset of the Chapter 11 estate, were pursued by the Company.

          After 15 months of discovery, involving extensive document production and approximately

14 depositions taken of witnesses on both sides, on October 29, 2001 the Superior Court conducted a hearing on motions for summary judgment filed by Kaye Scholer. As a consequence of the Court's comments at the hearing, the parties stipulated to continue the hearing on such motions to and until January 3, 2002, and in the interim to pursue mediation of the action. As the result of mediation held on December 18, 2001, the Kaye Scholer Action was settled for a cash payment to Easyriders of $395,000, with Kaye Scholer being allowed to retain its claim for legal fees as a general unsecured creditor. This settlement was approved by the Bankruptcy Court on March 6, 2002, as a consequence of which the Kaye Scholer Action has been dismissed with prejudice.

          Claims of Raiko Hartman

          Between 1988 and 2000 the Company's subsidiary, Paisano Publication, utilized the services of a free-lance photographer by the name of Raiko Hartman, who over the years was engaged to do hundreds of "bike shoots" and other photographic projects for Paisano's magazines. During this period, all of the images shot by Mr. Hartman were by mutual agreement retained by Paisano at its business premises. In approximately January of 2000, a disagreement arose concerning the fees being charged by Mr. Hartman, as a consequence of which Hartman thereafter ceased performing services for Paisano. Shortly thereafter, Mr. Hartman demanded the return of all images in the possession of Paisano and began to assert that Paisano had violated copyrights held by Mr. Hartman by reason of certain allegedly unauthorized uses of the images produced by Mr. Hartman. Paisano undertook efforts to return all of images it could locate, but Mr. Hartman claims that some 23,000 of his images were not returned. Such claims of Mr. Hartman, for non-return of property and copyright infringement (the "Hartman Claims"), were scheduled as part of Paisano's Chapter 11 filing in July, 2001. Mr. Hartman's proof of claim in this regard alleges a claim value of $4 million. Paisano believes it has substantial defenses to the Hartman Claims, and that in any event the amount of damages to which Mr. Hartman may be entitled is significantly less.

          The Hartman Claims were initially subject to the automatic stay provision of section 362 of the Bankruptcy Code. In late 2001, Mr. Hartman, filed actions against Carlton Book Group and Colorvision International as secondary copyright infringers. The Carlton claim is based on a book published by Paisano in 1998 which contained Hartman images provided by Paisano. The Colorvision Claim is based on use of Hartman images under a license agreement with Paisano dating back to 1994. On February 14, 2002 Hartman secured relief from the automatic stay pursuant to a negotiated stipulation which provides that
(a) such relief is limited to pursuing claims solely against Paisano's insurance carriers, (b) to the extent insurance claims are accepted (regardless of outcome), the Hartman Claims shall be withdrawn, and (c) to the extent insurance claims are rejected, the Hartman Claims survive, to be adjudicated in the Bankruptcy Court.

          Paisano is in the process of locating all of the relevant insurance policies pursuant to the stipulation, and will cooperate with Mr. Hartman's counsel in providing access thereto. Once this process is complete, it is anticipated that Mr. Hartman will file an action against Paisano for the purpose of triggering insurance coverage. By reason of such stipulation, the existence of insurance coverage, and the fact that the Hartman Claims are pre-petition in nature, the outcome of the Hartman Claims is not anticipated to be materially adverse to the Company.

          Other Litigation and Claims

          The Company is named as a defendant in other legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. In particular, various legal actions were commenced against the Company and/or Paisano prior to their filing for Chapter 11 relief on July 17, 2001. None of these claims has been pursued, except for one, an action filed in South Carolina by Genevieve Beach, as Personal Representative of the Estate of Henry F. Wise II, Deceased against. Easyriders and Speedway of South Carolina Inc. dba Myrtle Beach Speedway (the "Wise Action"). The Wise Action seeks unspecified damages arising out of the death of Mr. Wise in 1999 while participating in a stunt event sponsored by Easyriders. Recently, counsel for plaintiff in the Wise action filed a motion for relief from the automatic stay imposed under section 362 of the Bankruptcy Code in order to pursue recovery against any insurance which may cover the claim in question. The Company has believes it has bona fide defenses to the Wise Action. Regardless, the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. Any claims existing prior to July 17, 2001 are subject to the automatic stay provisions of section 362 of the Bankruptcy Code, and are subject to resolution as part of the Company's pool of unsecured, pre-petition obligations, including the Wise Action.

          Item 4.  Submission of Matters to a Vote of Security-Holders.
                   ---------------------------------------------------

          None.


PART II


          Item 5.  Market for Registrant's Common Equity and Related Stockholder
                   -------------------------------------------------------------
Matters.
--------

          Easyriders' common stock, $0.001 par value ("Easyriders' Common Stock") has been listed on the American Stock Exchange ("AMEX") since September 23, 1998 (AMEX: EZR). Prior to that time, the Common Stock of Newriders, Easyriders' predecessor, was traded on the OTC Electronic Bulletin Board (OTC
BB: NWRD:OB). Effective July 17, 2001, as a result of the registrant's filing a petition for relief under Chapter 11 of the Bankruptcy Code, the American Stock Exchange suspended trading in the registrant's common stock. The following tables set forth the range of high and low closing bid quotations for Newriders' common stock as reported on the OTC Bulletin Board for each quarterly period from January 1, 1998 through September 23, 1998 and high and low sales prices for Easyriders' Common Stock as reported on AMEX for each quarterly period from September 24, 1998 through July 17, 2001, the date that trading was halted by the Exchange. Such quotations represent prices between dealers, without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

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

                                                      Easyriders' Common Stock
                                                             Bid Price
                                                             ---------


               2001                                      High         Low
               ----                                      ----         ---
               First Quarter                             $0.31        $0.10
               Second Quarter                            $0.70        $0.15
               Third Quarter (through July 17, 2001)     $0.48        $0.39

     On July 17, 2001, the last day of trading for the Easyriders Common Stock, the closing sale price as reported on the AMEX was $0.43. As of March 12, 2002 there were approximately 590 record holders of common stock.

     Since its incorporation, the Company has not paid or declared dividends on the Newriders Common Stock or the Easyriders Common Stock, nor does it intend to pay or declare cash dividends on the Easyriders Common Stock in the foreseeable future.


     Item 6.  Selected Financial Data

     Newriders was incorporated on July 15, 1995 as American Furniture Wholesale, Inc. On July 28, 1996, it changed its name to Newriders. Easyriders was incorporated on May 13, 1998 and for financial reporting purposes is the successor to Newriders. The following selected financial data includes the results of American Furniture Wholesale, Inc., Newriders and Easyriders for the years ended December 31, 1997 through December 31, 2001 and has been derived from the Company's audited financial statements. Effective October 5, 2000, the Company sold all of its interest in El Paso. As such, the results of El Paso have been reflected as discontinued operations for the period from the Reorganization (September 23, 1998) through December 31, 2000. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                             For the year ended December 31,
                                                             -------------------------------
Continuing operations:                        2001           2000           1999          1998          1997
                                          ------------   ------------    -----------   -----------    ----------
Sales                                     $ 28,264,933   $ 27,553,095    $33,201,543   $10,912,866    $2,932,708
Cost of sales                               20,877,187     23,943,056     29,861,349     8,645,113     1,670,146
                                          ----------------------------------------------------------------------
Gross margin                                 7,387,746      3,610,039      3,340,194     2,267,753     1,262,562
Selling, general and administrative          2,878,707      7,278,167     10,910,454     6,809,136     3,729,500
Depreciation and amortization                1,267,324      3,154,553      2,376,915       860,665        99,388
Other operating expenses /2/                17,360,825     25,204,862        739,379     4,354,627     1,872,129
                                          ----------------------------------------------------------------------
Loss from operations                        14,119,110     32,027,543     10,686,554     9,756,675     4,438,455
Interest expense                             2,403,192      4,253,883      3,555,121     2,468,800       338,419
Other (income)/expense                        (119,637)        51,928       (287,181)     (177,371)            -
Chapter 11 expenses and provision for
income taxes                                   692,202         23,486         11,500         8,300             -
                                          ----------------------------------------------------------------------
Net loss from continuing operations       $ 17,094,867   $ 36,356,840    $13,965,994   $12,056,404    $4,776,874
Net loss from discontinued operations                -      6,829,704        137,564        75,485             -
                                          ----------------------------------------------------------------------
Net loss                                  $ 17,094,867   $ 43,186,544    $14,103,558   $12,131,889    $4,776,874
                                          ======================================================================

Net loss per share - basic and diluted /1/
Continuing operations                     $       0.68   $       1.34    $      0.65   $      1.03    $     0.57
Discontinued operations                              -           0.25              -          0.01             -
                                          ----------------------------------------------------------------------
                                          $       0.68   $       1.59    $      0.65   $      1.04    $     0.57
                                          ======================================================================

Total assets                              $ 15,874,658   $ 33,596,621    $70,547,933   $67,452,284    $3,462,355
Long-term debt                            $    331,496   $ 10,623,139    $34,060,608   $34,884,119    $1,815,874
Total equity/(deficit)                    $(28,429,602)  $(12,830,474)   $19,621,740   $22,972,465    $  302,842

/1/ Gives effect to a 1 for 2 exchange of common stock in conjunction with the acquisition of the Paisano Companies and El Paso (See Note 1 to Consolidated Financial Statements).

/2/ Other operating expenses include non-recurring losses on impairment of goodwill of $25,000,000 in 2000 and $17,360,825 in 2001 (See Note 4 to the
    Consolidated Financial Statements).

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

Results of Operations

     The following tables set forth certain operating data for Easyriders and Newriders for each of the three years in the period ended December 31, 2001:

                                                         Easyriders and           Paisano
                                                           Newriders             Companies      El Paso     Consolidated
                                                         -----------------------------------------------------------------
                                                                         For the Year Ended December 31, 2001
Continuing operations:
SALES
Publishing                                               $                    $   24,106,659    $           $   24,106,659
Goods and services                                                                 3,023,415                     3,023,415
Food service                                                                               -                             -
Franchising/licensing                                                                      -                             -
Other operations                                                                   1,134,859                     1,134,859
                                                         -----------------------------------------------------------------
                                                                                  28,264,933                    28,264,933
COST OF SALES
Publishing                                                                        17,439,402                    17,439,402
Goods and services                                                                 2,439,845                     2,439,845
Food service                                                                               -                             -
Franchising/licensing                                                                      -                             -
Other operations                                                                     997,940                       997,940
                                                         -----------------------------------------------------------------
                                                                                  20,877,187                    20,877,187
GROSS MARGIN
Publishing                                                                         6,667,257                     6,667,257
Goods and services                                                                   583,570                       583,570
Food service                                                                               -                             -
Franchising/licensing                                                                      -                             -
Other operations                                                                     136,919                       136,919
                                                         -----------------------------------------------------------------
                                                                                   7,387,746                     7,387,746
EXPENSES
Publishing                                                                         3,130,918                     3,130,918
Goods and services                                                                   190,371                       190,371
Food service                                                                               -                             -
Franchising/licensing                                                                (29,778)                      (29,778)
Other operations                                                                       1,061                         1,061
Unallocated expenses                                           796,933            17,417,351                    18,214,284
                                                         -----------------------------------------------------------------
                                                               796,933            20,709,923                    21,506,856
INCOME (LOSS) FROM OPERATIONS
Publishing                                                                         3,536,339                     3,536,339
Goods and services                                                                   393,199                       393,199
Food service                                                                               -                             -
Franchising/licensing                                                                 29,778                        29,778
Other operations                                                                     135,858                       135,858
Unallocated                                                   (796,933)          (17,417,351)                  (18,214,284)
                                                         -----------------------------------------------------------------
                                                         $    (796,933)       $  (13,322,177)   $       -   $  (14,119,110)
                                                         =================================================================
NET LOSS FROM CONTINUING OPERATIONS                      $  (1,785,055)       $  (15,309,812)   $       -   $  (17,094,867)

NET LOSS FROM DISCONTINUED OPERATIONS                                                                   -                -
                                                         -----------------------------------------------------------------
NET LOSS                                                 $  (1,785,055)       $  (15,309,812)   $       -   $  (17,094,867)
                                                         =================================================================

                                                         Easyriders and    Paisano
                                                           Newriders       Companies      El Paso     Consolidated
                                                         ------------------------------------------------------------
                                                                         For the Year Ended December 31, 2001
Continuing operations:
SALES
Publishing                                               $                $ 21,601,210   $              $  21,601,210
Goods and services                                                           4,124,084                      4,124,084
Food service                                                                         -                              -
Franchising/licensing                                                                -                              -
Other operations                                                             1,827,801                      1,827,801
                                                         ------------------------------------------------------------
                                                                            27,553,095                     27,553,095
COST OF SALES
Publishing                                                                  17,877,215                     17,877,215
Goods and services                                                           4,602,928                      4,602,928
Food service                                                                         -                              -
Franchising/licensing                                                                -                              -
Other operations                                                             1,462,913                      1,462,913
                                                         ------------------------------------------------------------
                                                                            23,943,056                     23,943,056
GROSS MARGIN
Publishing                                                                   3,723,995                      3,723,995
Goods and services                                                            (478,844)                      (478,844)
Food service                                                                         -                              -
Franchising/licensing                                                                -                              -
Other operations                                                               364,888                        364,888
                                                         ------------------------------------------------------------
                                                                             3,610,039                      3,610,039
EXPENSES
Publishing                                                                   3,869,059                      3,869,059
Goods and services                                                             684,820                        684,820
Food service                                                                         -                              -
Franchising/licensing                                                          356,835                        356,835
Other operations                                                                 3,407                          3,407
Unallocated expenses                                         3,447,379      27,276,082                     30,723,461
                                                         ------------------------------------------------------------
                                                             3,447,379      32,190,203                     35,637,582
INCOME (LOSS) FROM OPERATIONS
Publishing                                                                    (145,064)                      (145,064)
Goods and services                                                          (1,163,664)                    (1,163,664)
Food service                                                                         -                              -
Franchising/licensing                                                         (356,835)                      (356,835)
Other operations                                                               361,481                        361,481
Unallocated                                                 (3,447,379)    (27,276,082)                   (30,723,461)
                                                         ------------------------------------------------------------
                                                         $  (3,447,379)   $(28,580,164)  $          -   $ (32,027,543)
                                                         ============================================================
NET LOSS FROM CONTINUING OPERATIONS                      $  (5,754,483)   $(30,602,357)  $          -   $ (36,356,840)

NET LOSS FROM DISCONTINUED OPERATIONS                                                      (6,829,704)     (6,829,704)
                                                         ------------------------------------------------------------
NET LOSS                                                 $  (5,754,483)   $(30,602,357)  $ (6,829,704)  $ (43,186,544)
                                                         ============================================================

                                                         Easyriders and        Paisano
                                                            Newriders          Companies       El Paso           Consolidated
                                                        -----------------------------------------------------------------------
                                                                           For the Year Ended December 31, 1999
Continuing operations:
SALES
Publishing                                               $                 $  23,588,851     $                 $   23,588,851
Goods and services                                                             5,968,735                            5,968,735
Food service
Franchising                                                                       93,137                               93,137
Other operations                                                               3,550,820                            3,550,820
                                                        -----------------------------------------------------------------------
                                                                              33,201,543                           33,201,543
COST OF SALES
Publishing                                                                    19,175,826                           19,175,826
Goods and services                                                             6,807,446                            6,807,446
Food service
Franchising
Other operations                                                               3,878,077                            3,878,077
                                                        -----------------------------------------------------------------------
                                                                              29,861,349                           29,861,349
GROSS MARGIN
Publishing                                                                     4,413,025                            4,413,025
Goods and services                                                              (838,711)                            (838,711)
Food service
Franchising                                                                       93,137                               93,137
Other operations                                                                (327,257)                            (327,257)
                                                        -----------------------------------------------------------------------
                                                                               3,340,194                            3,340,194
EXPENSES
Publishing                                                                     5,270,999                            5,270,999
Goods and services                                                             1,271,271                            1,271,271
Food service
Franchising                                                                    2,015,569                            2,015,569
Other operations                                                                (412,540)                            (412,540)
Unallocated expenses                                        3,949,593          1,931,856                            5,881,449
                                                        -----------------------------------------------------------------------
                                                            3,949,593         10,077,155                           14,026,748
INCOME (LOSS) FROM OPERATIONS
Publishing                                                                      (857,974)                            (857,974)
Goods and services                                                            (2,109,982)                          (2,109,982)
Food service
Franchising                                                                   (1,922,432)                          (1,922,432)
Other operations                                                                  85,283                               85,283
Unallocated                                                (3,949,593)        (1,931,856)                          (5,881,449)
                                                        -----------------------------------------------------------------------
                                                         $ (3,949,593)     $  (6,736,961)    $         -       $  (10,686,554)
                                                        =======================================================================
NET LOSS FROM CONTINUING OPERATIONS                      $ (4,739,808)     $  (9,226,186)    $         -       $  (13,965,994)

NET LOSS FROM DISCONTINUED OPERATIONS                                                           (137,564)            (137,564)
                                                        -----------------------------------------------------------------------
NET LOSS                                                 $ (4,739,808)     $  (9,226,186)    $  (137,564)      $  (14,103,558)
                                                        =======================================================================

The following tables set forth the EBITDA calculations for Easyriders for each of the three years in the period ended December 31, 2001:

                                                                     Paisano
                                                Easyriders          Companies           El Paso       Consolidated
                                            -------------------------------------------------------------------------
                                                             For the year ended December 31, 2001
                                            -------------------------------------------------------------------------
Continuing Operations:
Net loss                                     $   (1,785,055)     $  (15,309,812)   $            -     $ (17,094,867)
Interest expense                                    529,402           1,873,790                 -         2,403,192
Income tax expense                                   52,525                   -                 -            52,525
Depreciation /amortization expense                    5,606           1,261,718                 -         1,267,324
                                            -------------------------------------------------------------------------
EBITDA - Continuing Operations               $   (1,197,522)     $  (12,174,304)   $            -     $ (13,371,826)
                                            =========================================================================

Discontinued Operations:
Net income (loss)                            $            -      $            -    $            -     $           -
Interest expense                                          -                   -                 -                 -
Depreciation /amortization expense                        -                   -                 -                 -
                                            -------------------------------------------------------------------------
EBITDA - Discontinued Operations             $            -      $            -    $            -     $           -
                                            =========================================================================

EBITDA                                       $   (1,197,522)     $  (12,174,304)   $            -     $ (13,371,826)
Add back non-cash charges                                 -          17,360,825                 -        17,360,825
                                            -------------------------------------------------------------------------
Adjusted EBITDA                              $   (1,197,522)     $    5,186,521    $            -     $   3,988,999
                                            =========================================================================

                                                            For the year ended December 31, 2000
                                            -------------------------------------------------------------------------
Continuing Operations:
Net loss                                     $   (5,754,483)     $  (30,602,357)   $            -     $ (36,356,840)
Interest expense                                  1,431,450           2,822,433                 -         4,253,883
Income tax expense                                   17,181               6,305                 -            23,486
Depreciation /amortization expense                   67,487           3,087,066                 -         3,154,553
                                            -------------------------------------------------------------------------
EBITDA - Continuing Operations               $   (4,238,365)     $  (24,686,553)   $            -     $ (28,924,918)
                                            =========================================================================
Discontinued Operations:
Net income (loss)                            $            -      $            -    $   (6,829,704)    $  (6,829,704)
Interest expense                                          -                   -           400,023           400,023
Depreciation /amortization expense                        -                   -           822,567           822,567
                                            -------------------------------------------------------------------------
EBITDA - Discontinued Operations             $            -      $            -    $   (5,607,114)    $  (5,607,114)
                                            -------------------------------------------------------------------------
EBITDA                                       $   (4,238,365)     $  (24,686,553)   $   (5,607,114)    $ (34,532,032)
Add back non-cash charges                           204,862          25,000,000                 -        25,204,862
                                            -------------------------------------------------------------------------
Adjusted EBITDA                              $   (4,033,503)     $      313,447    $   (5,607,114)    $  (9,327,170)
                                            =========================================================================

                                                            For the year ended December 31, 1999
                                            -------------------------------------------------------------------------
Continuing Operations:
Net loss                                     $   (4,739,808)     $   (9,226,186)   $            -     $ (13,965,994)
Interest expense                                  1,193,391           2,361,730                 -         3,555,121
Income tax expense                                    8,300               3,200                 -            11,500
Depreciation /amortization expense                   65,364           2,311,551                 -         2,376,915
EBITDA - Continuing Operations               $   (3,472,753)     $   (4,549,705)   $            -     $  (8,022,458)

Discontinued Operations:
Net income (loss)                            $            -      $            -    $     (137,564)    $    (137,564)
Interest expense                                          -                   -           227,066           227,066
Depreciation /amortization expense                        -                   -           838,865           838,865
                                            -------------------------------------------------------------------------
EBITDA - Discontinued Operations             $            -      $            -    $      928,367     $     928,367
                                            =========================================================================

EBITDA                                       $   (3,472,753)     $   (4,549,705)   $      928,367     $  (7,094,091)
Add back non-cash charges                           739,379                   -                 -           739,379
                                            -------------------------------------------------------------------------
Adjusted EBITDA                              $   (2,733,374)     $   (4,549,705)   $      928,367     $  (6,354,712)
                                            =========================================================================

The fiscal year ended December 31, 2001 compared to the fiscal year ended December 31, 2000

Results of Operations of Easyriders Inc., and subsidiaries

     During the year ended December 31, 2001, the Company experienced a net loss in the amount of $17,094,867, compared with a net loss of $43,186,544 for the twelve months ended December 31, 2000, reflecting an improvement of $26,091,677, or 60%. The improved results can be substantially attributed to improved gross margin of $3,777,707, a reduction in operating expenses of $13,491,049 (including a reduction of $7,639,175 in goodwill impairment loss), a reduction in interest expense of $1,850,691, a reduction in other expenses of $142,526, and a $6,829,704 reduction in loss from discontinued operations. Net loss from continuing operations improved $19,261,973, or 53%.

     The operating results for the year ended December 31, 2001 are burdened by the substantial costs of the Chapter 11 filings. Net of these expenses, which totaled $639,677 for the year, the net loss generated for the year is reduced to $16,455,190, resulting in an improvement of $26,731,354, or 62%, when compared to the previous year.

     On October 5, 2000, the Company sold all of its interests in El Paso. The subsidiary is reflected as discontinued operations for all of the years presented in the accompanying financial statements so that the periods presented are comparable.

     The Company's net loss per share, both basic and diluted, improved $0.91 per share, or 57%, to $0.68 per share for the year ended December 31, 2001, as compared to a net loss of $1.59 per share for the year ended December 31, 2000. Net loss per share from continuing operations improved $0.66 per share, or 49%. Net loss per share for 2001 based on the results of operations net of bankruptcy expenses improved to $0.65 per share.

     The Company experienced negative EBITDA in the amount of $13,371,826 for the year ended December 31, 2001, compared with negative EBITDA of $34,532,032 for the year ended December 31, 2000, reflecting an improvement in negative EBITDA of $21,160,206, or 61%. Adjusted EBITDA reflects the add-back of non-cash charges related to loss on impairment of goodwill of $17,360,825 for the year ended December 31, 2001, and related to stock issuance expenses of $204,862 and loss on impairment of goodwill of $25,000,000 for the year ended December 31, 2000. For the year ended December 31, 2001, the Company had adjusted EBITDA of $3,988,999, compared with adjusted negative EBITDA of $9,327,170 for the year ended December 31, 2000, reflecting an improvement in adjusted EBITDA of $13,316,169, or 143%.

     Included in the operating expenses from continuing operations is a $17,360,825 loss on goodwill impairment in 2001, and a $25,000,000 loss on goodwill impairment together with a $1,265,000 loss contingency accrual pertaining to pending litigation in 2000. Operating expenses from continuing operations, net of these non-recurring charges, decreased $4,382,012, or 48%, as a result of the Company's focus on cost-cutting measures.

     The following table summarizes the results of operations of the Company:

                                                                                         For the year ended December 31,
                                                                                           2001                  2000
                                                                                       ----------------------------------
       Sales                                                                           $ 28,264,933          $ 27,553,095
       Cost of Sales                                                                    (20,877,187)          (23,943,056)
                                                                                       ------------          ------------

       Gross Margin                                                                       7,387,746             3,610,039
       SG&A expenses, net of non-recurring charges                                       (3,398,747)           (7,330,095)
       EBITDA from discontinued operations                                                        -            (5,607,114)
                                                                                       ------------          ------------

       EBITDA before non-recurring charges                                                3,988,999            (9,327,170)
       Interest expense, including discontinued operations                               (2,403,192)           (4,653,906)
       Provision for income taxes                                                           (52,525)              (23,486)
       Depreciation and amortization expense, including discontinued operations          (1,267,324)           (3,977,120)
                                                                                       ------------          ------------

       Net income (loss) before non-recurring charges                                       265,958           (17,981,682)
       Non-recurring charges:
         Loss on impairment of goodwill                                                 (17,360,825)          (25,000,000)
         Stock issuance expenses                                                                  -              (204,862)
                                                                                       ------------          ------------

       Net loss                                                                        $(17,094,867)         $(43,186,544)
                                                                                       ============          ============

Results of Operations: Paisano Companies

     The operating results of the Company for both of the years ended December 31, 2000 and 2001, include the results of the Paisano Companies.

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

     The Paisano Companies' total sales increased $711,838, or 3%, from $27,553,095 for the year ended December 31, 2000 to $28,264,933 for the year ended December 31, 2001. This increase can be substantially attributed to a combination of (1) reduced revenues from Easyriders of Columbus of $874,025, as a result of this store being sold in April 2000, (2) reduced revenues from Easyriders Events of $1,035,854, as a result of a restructuring in March 2000 under which a third party licensed the rights to produce and manage events and to sell event-specific merchandise, offset by (3) increased revenues from Paisano Publications of $2,621,717. The improvement in Paisano Publications' revenues can be attributed to several factors. Newstand revenues increased $1.8 million, which can be substantially attributed to a) one more issue of Easyriders magazine being published in 2001 than in 2000 (increased revenues of $789,733), b) Tailgate magazine being on the market for the entire year of 2001, versus six months in 2000 (increased revenues of $177,754), c) V-Twin magazine's new improved format (increased revenues of $450,396), and d) the remainder of the increase attributable to improved promotion efforts and the continued popularity of the market for Harley-Davidsons and tattoos. Advertising event revenues increased $0.4 million as a result of the first annual V-Twin Expo. In addition, advertising revenues increased $0.3 million as a result of the addition of several tabacco advertisers.

     The Paisano Companies' gross margin increased $3,777,707, or 105%, from $3,610,039 for the year ended December 31, 2000, to $7,387,746 for the year ended December 31, 2001. As a percentage of sales, gross margin for the Paisano Companies increased from 13% to 26%. The increase in gross margin can be attributed to 1) an increase in gross margin in the publishing segment of $2,943,262 primarily due to a combination of a) improved sales performance on the newsstand ($1.8 million), increased advertising revenues ($0.3 million), and increased subscription revenues ($0.2 million), combined with b) reduced magazine overhead costs ($0.7 million) as a result of personnel reductions and the purchase of more efficient printing equipment, 2) an increase in gross margin of $1,062,414 in the goods and services segment, of which $500,000 of the increase is attributable to the SSS licensing agreement, and the remainder is the result of reduced personnel costs, reduced travel, and a decrease other operating expenses, and offset by 3) a decrease in gross margin from the other operations segment of $227,969, primarily resulting from the closure of the other operating divisions in 2000.

     The Paisano Companies' loss from operations improved $15,257,987, or 53%, from $28,580,164 for the year ended December 31, 2000, to $13,322,177 for the year ended December 31, 2001. Net of the impact of the $25,000,000 and $17,360,825 losses on goodwill impairment recorded in the operating expenses for the years ended December 31, 2000 and 2001, respectively, the loss from operations improved $7,618,812, or 213%. This net improvement can be attributed to the reduction in operating expenses of $3,841,105 and the increase in gross margin of $3,777,707. The reduction in operating expenses can be substantially attributed to 1) a $1.3 million reduction in legal and professional expense, which was high in 2000 as a result of a year-end accrual for pending litigation,
2) a $0.3 million reduction in consulting fees to a related party as a result of the termination of the consulting contract effective December 2000, and 3) a $1.8 million reduction in goodwill amortization, $866,470 of the reduction being attributable to accelerated amortization of the goodwill attributed to Easyriders of Columbus, as such store was sold effective April 30, 2000.

     Expenses of the Paisano Companies not allocated to any specific segment amounted to $17,417,351 for the year ended December 31, 2001, and $27,276,082 for the year ended December 31, 2000. The allocated expenses include payroll, promotion, and other general and administrative expenses specifically attributable to the business segments. The unallocated expenses include expenses which are not specifically attributable to a business segment. In 2000, these unallocated expenses include legal and professional fees, accelerated amortization of goodwill related to the Company's Columbus retail operations, and the loss on goodwill impairment. In 2001, these unallocated expenses include professional and other fees resulting from the bankruptcy filings, and the loss on goodwill impairment.

     Payroll and related benefits for Paisano Publications remained relatively constant, increasing only $7,595, or 1%, from $1,201,660 for the year ended December 31, 2000 to $1,209,255 for the year ended December 31, 2001. Depreciation and amortization for the years ended December 31, 2001 and 2000 totaled $1,261,718 and $3,087,066, respectively, of which $946,200 for the year ended December 31, 2001, and $2,723,618 for the year ended December 31, 2000, relates to the amortization of the goodwill created upon the Paisano Companies' acquisition by the Company. In addition, the amortization for the year ended December 31, 2000 includes $866,470 of accelerated amortization of the goodwill attributed to Easyriders of Columbus, as such store was sold effective April 30, 2000.

     Interest expense for the Paisano Companies decreased $948,643, or 34%, from $2,822,433 for the year ended December 31, 2000 to $1,873,790 for the year ended December 31, 2001. This decrease can be attributed to 1) the fact that since the payment that was made for the month of September 2001, the Company has stopped paying or accruing interest on the Nomura Indebtedness at the recommendation of the Bankruptcy Court, and 2) the decline in the prime rate from 9.5% at December 2000 to 4.75% at December 2001.

     The net loss for the Paisano Companies improved $15,292,545, or 50%, from $30,602,357 for the year ended December 31, 2000 to $15,309,812 for the year ended December 31, 2001. Adjusting for the non-recurring losses of $25,000,000 and $17,360,825 from the impairment of goodwill recorded in 2000 and 2001, respectively, the results improved $7,653,370, or 137%. This improvement in results can be attributed to a combination of factors. Several divisions substantially ceased operations by the end of 2000 as a result of being sold or restructured. Net income from EFI decreased $3,106,084, net income from Events declined $909,121, and net income from Columbus decreased $233,609. To offset these decreases in net income, gross margin from the remaining Paisano Companies increased $4,199,416, general and administrative expenses decreased $1,196,936, depreciation expense decreased $1,795,956, and interest expense decreased $956,942, all for reasons explained above. In addition, other expenses decreased $3,747,633 primarily as the result of losses recognized on the closures of EFI and Columbus in 2000. EBITDA for the year, after adjustment for the goodwill impairment charges, improved by $4,873,074, from EBITDA of $313,447 for the year ended December 31, 2000 to EBITDA of $5,186,521 for the year ended December 31, 2001.

     The principal raw material used in the publishing operations of the Paisano Companies is paper. Paper costs represented approximately 18% and 17% of Paisano Publications' production, selling and other direct costs for the fiscal years ended December 31, 2001 and 2000, respectively. Certain commodity grades of paper have shown considerable price volatility over the last decade. There can be no assurance that future fluctuations in paper prices will not have a material adverse effect on the Paisano Companies' results of operations or financial condition.

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

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund the Company's operating costs (primarily payroll and related expenses) and working capital needs (primarily accounts receivable, inventory, prepaid expenses and debt service). On December 31, 2001, the Company had positive working capital of $1.0 million, due primarily to the reclassification of pre-petition liabilities of $36.2 million.

     Cash provided by operating activities from continuing operations during the year ended December 31, 2001 totaled approximately $0.5 million. The operating loss of $17.1 million was increased by $0.1 million of gains on the Martin Unwind and the sale of assets and was offset by several non-cash charges including $1.3 million for depreciation and amortization, $0.1 million for expenses settled with common stock, $0.2 million of amortization of debt issuance costs, $0.1 million of non-cash interest expense, and $17.3 million for the loss on the impairment of goodwill. Cash of $1.3 million was used by changes in operating accounts.

     Upon its acquisition by Easyriders, Inc., Paisano Publications obtained an aggregate of $22,000,000 in financing (the Nomura Indebtedness) from a financial institution, Nomura Holding America ("Nomura"). This financing was comprised of a $17,000,000 senior term loan (the Term Loan) and a $5,000,000 revolving loan (the Revolving Loan). The proceeds from the Term Loan plus $3,500,000 of the Revolving Loan were used to repay certain promissory notes issued to the seller of the Paisano Companies in conjunction with the Paisano Acquisition (see Footnote 3 - Acquisitions) and to pay certain acquisition expenses.

     The Nomura Indebtedness was guaranteed (the Guarantees) by Easyriders and the Paisano Companies, other than Paisano Publications (the Guarantors). The Nomura Indebtedness matured on September 23, 2001, and bears interest at an annual rate equal to the prime rate (4.75 % at December 31, 2001) plus 1.85%, payable monthly. The Nomura Indebtedness and the Guarantees were secured by a first priority security interest in substantially all of the tangible and intangible assets (owned or hereafter acquired) of Easyriders and the Paisano Companies, including all of the capital stock or equity interests of the Paisano Companies and Newriders. The Nomura Indebtedness and the Guarantees by their terms constitute the primary senior secured indebtedness of Paisano Publications and the Guarantors, ranking senior to all other indebtedness of Paisano Publications and the Guarantors.

     The Nomura Indebtedness, approximately $21.0 million, became due and payable on September 23, 2001. In view of the Company's inability to repay the entire principal on such date, and Nomura's unwillingness to accept a lesser amount, or to extend the maturity date, Easyriders, Inc. and Paisano Publications filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on July 17, 2001. On July 20, 2001 the Bankrupcy Court approved the first of several stipulations (each a "CCS") permitting the two companies to remain in operation as debtors-in-possession and to use the "cash collateral" of Nomura pursuant to an approved budget. Subsequently, an Official Committee of Unsecured Creditors (the "OCC") was formed to represent the interests of the unsecured creditors. In accordance with the "First CCS" and the "Second CCS", and the budgets applicable thereto, the Company thereafter made payments to Nomura (with no agreement as to the application of such payments) computed in an amount equal to Nomura's pre-Chapter 11 interest (the "Computed Payments"), in the full amount thereof, for the months of May, June, July, August and September, 2001.

     Pursuant to the terms of the Second CCS, the Company was required to deposit all of their "Net Income" (as defined in the Second CCS) after payment of the amounts to Nomura set forth above into a segregated bank account (the "Blocked Account"). At a hearing held on October 24,

2001, the Bankruptcy Court ordered the Company to stop making any further payments to Nomura and to deposit the payments that the Company would otherwise have made to Nomura into the Blocked Account. Thereafter, the Court approved the Company's requests to continue using cash collateral pursuant to approved budgets, the last such order having been entered on March 4, 2002, for the period commencing on that date and ending June 30, 2002.

     Prior to its filing for Chapter 11 relief on July 17, 2001, the Company made regular monthly interest payments to Nomura in respect of the Nomura Indebtedness. After its bankruptcy filing, in accordance with orders of the Bankruptcy Court, the Company continued to make such payments to Nomura through October 31, 2001 (the "Post-Petition Payments"). No agreement was made between the parties and no order of the Bankruptcy Court was issued as to the application of any of the Post-Petition Payments made by the Debtors to Nomura. Under the Bankruptcy Code, if the value of Nomura's collateral is less than the amount of Nomura's "allowed claim," Nomura is not entitled to any post-bankruptcy interest and Nomura's allowed claim is bifurcated into an allowed secured claim equal to the value of Nomura's collateral and an allowed unsecured claim equal to the balance of Nomura's allowed claim. The Company believes that the funds used to make the Post-Petition Payments to Nomura was not part of Nomura's collateral and therefore should reduce the amount of Nomura's allowed secured claim on a dollar-for-dollar basis. Pursuant to the Global Settlement described above in Part 1, under "Recent Developments", Nomura would be allowed to retain its Post-Petition Payments, but would waive all claims to any portion of the cash accumulated by the Company post-petition. Until the Global Settlement is approved by the Bankruptcy Court, the Company will continue to report all Post-Petition Payments made to Nomura as interest, and if a determination is made at some later date that such Post-Petition Payments to Nomura do not constitute interest to Nomura, the Company will show such adjustment in its financial reports.

     During the pendency of the Chapter 11 cases, Nomura is prevented from foreclosing on its collateral pursuant to the automatic stay provisions of the Bankruptcy Code absent a Bankruptcy Court order to the contrary.

     The Nomura Credit Agreement set forth (a) requirements for payments to Nomura out of Excess Cash Flow, (b) conditions under which dividends can be paid and advances made by Paisano Publications to the Company out of Excess Cash Flow, and (c) numerous operating and financial covenants, including but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures. These provisions were superseded by the CCS orders and subsequent Bankruptcy Court orders, pursuant to which all expenses of the Company and Paisano Publications, on a consolidated basis, are being paid pursuant to court-approved budgets.

     All of the foregoing would become moot if the Global Settlement described above in Part 1, under "Recent Developments" were to be consummated. In such event, and upon confirmation of the plans described therein, Easyriders and Paisano would cease operations and instead their operations would be pursued by the entity formed by Mr. Teresi for such purpose.

     In connection with the Paisano Acquisition, the Company issued Subordinated Seller Notes in the aggregate amount of $13,000,000 to Joseph Teresi, the sole shareholder of the Paisano

Companies prior to the Paisano Acquisition. The Subordinated Seller Notes consisted of a subordinated promissory note in the amount of $5,000,000, a limited recourse subordinated promissory note in the amount of $5,000,000 secured by the Martin Mirror Note (as defined in the applicable instruments) and a short-term subordinated promissory note in the amount of $3,000,000. The first two notes (the "Subordinated Notes") bear interest at an annual rate that escalates from 6% to 10% and may be extended for an additional five years. The remaining $3,000,000 (the "Short Term Note") was initially issued as a 90 day note that bears interest at an annual rate of 10%. On April 3, 2000, the then remaining principal and interest balance on the $5,000,000 subordinated promissory note was exchanged for 3,356,710 shares of Easyriders, Inc. Common Stock issued to Mr. Teresi. Mr. Teresi has agreed to defer collection of current interest on the remaining $8,000,000 of the Subordinated Seller Notes until after March 2002. Pursuant to the Bankruptcy Code, no payments of principal or interest with respect to the Subordinated Seller Notes can be made without Bankruptcy Court approval.

     In October 1999, Paisano Publications issued a $275,000 increasing rate secured promissory note to an investment partnership, Siena Capital Partners, L.P. This loan (the "Siena Loan") is subordinate to the Nomura Indebtedness. The loan bears interest at a rate of 20% per annum (increasing by 1% monthly beginning April 14, 2000), and is due and payable with accrued interest on October 14, 2000. Warrants to purchase 100,000 shares of the Common Stock of the Company were issued with an exercise price of $0.01 per share. If the Siena Loan is not paid in full by July 13, 2000, the Company must issue warrants to purchase an additional 300,000 shares of the Common Stock of the Company, and if the balance is not paid in full by October 13, 2000, the Company must issue warrants to purchase an additional 100,000 shares of the Common Stock of the Company. Thereafter, until the loan is paid off in full, the Company must issue warrants to purchase 150,000 shares of the Common Stock of the Company on the 13th day of each month.

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

     The Company, as it is currently configured, is presently able to meet its liquidity obligations. This is due in large part to the protections afforded by Chapter 11, which suspended the obligation of the Company to service secured and unsecured debt, and to pay obligations accrued as of the filing date. If the Global Settlement transaction is consummated, it is anticipated that the Company will liquidate pursuant to the related Plan of Reorganization. If the Global Settlement is not approved, it is not presently possible to predict the outcome of the Chapter 11 cases.

     The Company is exposed to a variety of risks that could materially affect liquidity, including reduced advertising revenues resulting from economic downturns, increased paper costs which are a primary component of cost of sales in the magazine publishing segment, and increased costs resulting from increased postal rates.

Obligations and Commitments Under Contracts

     Aggregate maturities of long-term debt and payment obligations under capital leases for each of the next five years and thereafter are as follows:

                                               Long-Term      Capital Lease
                                                 Debt          Obligations       Total
                                             ---------------------------------------------
Year ending December 31:
  2002                                       $  22,109,109     $   35,059    $  22,144,168
  2003                                                   -         29,451           29,451
  2004                                                   -          3,610            3,610
  2005                                                   -              -                -
                                             -------------     ----------    -------------
 Subtotals                                      22,109,109         68,120       22,177,229
Less debt discount - current                             -              -                -
Less imputed interest                                    -         (8,265)          (8,265)
                                             -------------     ----------    -------------
Totals                                       $  22,109,109     $   59,855    $  22,168,964
                                             =============     ==========    =============

     Minimum annual payments under operating leases as of December 31, 2001 are as follows:

                                           Operating      Operating
                                            leases         leases
                                                          (related
                                                          parties)
Year ending December 31:
  2002                                    $   646,650    $ 527,250
  2003                                        504,026      391,626
  2004                                        102,600            -
  2005                                        111,070            -
  2006                                        117,120            -
  Thereafter                                  979,700            -
                                          -----------    ---------
Total minimum lease payments              $ 2,461,166    $ 918,876
                                          ===========    =========


Transactions with Related and Certain Other Parties

Joseph Teresi Transactions

     1. Working Capital Adjustment
        --------------------------

     In accordance with the agreement pursuant to which the Company acquired the Paisano Companies from Joseph Teresi in the Reorganization, a post-closing adjustment was to be made based upon the amount by which working capital of the Paisano Companies as of the closing of the acquisition exceeded or was less than $4,537,000. Based upon a closing date balance sheet prepared by the Company, the Company determined that the working capital of the Paisano Companies as of the closing was less than $4,537,000. Mr. Teresi disputed that determination. After protracted negotiations, the Board of Directors of the Company agreed on March 19,1999 to accept a note from Mr. Teresi (the "Teresi Payable") in the amount of $398,085 in satisfaction of the working capital adjustment.

     The Teresi Payable does not bear interest and, subject to prior payment in the circumstances described below, is due when the entire principal and interest on the $13,000,000 of promissory notes issued by the Company to Mr. Teresi as partial consideration for the acquisition of the Paisano Companies has been paid in full. Certain aged receivables of the Company which have been fully reserved by the Company have been identified (the "Receivables") and to the extent collections are received on the Receivables, a percentage of such collections will be credited against the Teresi Payable. In addition, if the Company determines that the amount of a pension accrual with respect to pre-Reorganization operations of the Paisano Companies should be decreased, the Teresi Payable will be reduced by the amount of such decrease. Furthermore, to the extent that certain fully reserved inventory of the Company is sold or used by the Company for promotional purposes, the Teresi Payable will be reduced by the amount of sale proceeds or value assigned by the Company to such promotional use. Also, if the Company receives a refund of any portion of a specified foreign tax payable by the Company, the Teresi Payable will be reduced by the amount of such refund. From and after the time the Teresi Payable has been reduced to zero,

Mr. Teresi will be entitled to receive (in cash, or if any of the Nomura Indebtedness is outstanding, in the form of a non-interest bearing receivable from the Company) the applicable percentage of collections on the Receivables and all amounts, if any, attributable to a reduction in such pension accrual and the sale or promotional use of such inventory. Since becoming established, the Teresi Payable has been reduced to a current balance of $265,408 by the collection of Receivables and other assets in the amount of $12,966.

     2. Promissory Notes
        ----------------

     Mr. Teresi, sole stockholder of Paisano Publications prior to the Reorganization, was issued 6,493,507 shares of the Company's common stock in the Reorganization. In addition, Mr. Teresi received promissory notes aggregating $13,000,000 (the "Contributor Notes"). The Contributor Notes originally consisted of a Subordinated 7% promissory note in the amount of $5,000,000, a limited recourse Subordinated 7% promissory note in the amount of $5,000,000 secured by the Martin Mirror Note (as defined in the applicable instruments) and a Subordinated Short Term 10% promissory note in the amount of $3,000,000. Since the closing of the Reorganization, Mr. Teresi, with the approval of the Board of Directors, has (a) surrendered the Subordinated 7% Note in exchange for the issuance to Mr. Teresi of 4,754,120 shares in two separate transactions, (b) extended the maturity date of the Subordinated Short Term 10% Note to March 31, 2002, and (c) deferred the collection of interest on the Subordinated Short Term 10% Note to March 31, 2002.

     As of April 1, 2002, the Company's promissory note obligations to Mr. Teresi were as follows:

Note                Original Principal    Current Principal        Maturity         Accrued Interest
----                ------------------    -----------------        --------         ----------------
Subordinated            $ 3,000,000          $3,000,000             3-31-02             $389,144
 Short Term 10%

Subordinated 7%         $ 5,000,000          $        0               N/A               $      0

Mirror 7%               $ 5,000,000          $5,000,000             9-23-03             $327,747
                        -----------          ----------                                  --------

Totals                  $13,000,000          $8,000,000                                  $716,891
                        ===========          ==========                                  ========

     Pursuant to the Bankruptcy Code, no payments of interest or principal with respect to the foregoing promissory notes can be made to Mr. Teresi without the approval of the Bankruptcy Court.

     3. Easyriders of Columbus
        ----------------------

     Effective April 3, 2000 the Company's Board of Directors accepted a proposal advanced by Mr. Teresi (the "Teresi Agreement"), pursuant to which, among other things, the assets of the Company's subsidiary, Easyriders of Columbus, were sold to Mr. Teresi as of April 30, 2000 (the "Columbus Transaction"), in exchange for forgiveness by Mr. Teresi of certain financial obligations owed to him by Paisano Publications and/or the Company. The total amount of forgiveness was $419,149. Upon closing of the Columbus Transaction, Mr. Teresi continued operating the business as "Easyriders of Columbus" pursuant to a licensing agreement (the "Licensing Agreement") between Teresi Publications, Inc. a Delaware corporation controlled by Mr. Teresi ("Teresi Publications"), and the Company. Such Licensing Agreement was entered into as of May 16, 2000, and remains in full force and effect.

     The Teresi Agreement is described in full in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 2000, which report is hereby incorporated by reference.

     4. Action Promotions, Inc.
        ----------------------

     As of March 31, 2000, the Company's subsidiaries, Paisano Publications and Teresi, Inc. dba Easyriders Events, entered into a long-term licensing agreement with Action Promotions, Inc. ("API") pursuant to which API was granted the exclusive right for a ten year period (with options to extend) to produce and manage events and to sell event-specific merchandise under the Easyriders brand (the "Events Agreement"). The principals of API are Melissa Penland, an apparel manufacturer with extensive event-merchandise experience, and John Green, a current licensee of Easyriders Licensing and owner of the Daytona Easyriders Store. In addition, Mr. Teresi loaned API the sum of $750,000. Under this arrangement, all responsibilities for production, scheduling, staffing, management, purchasing and promotion were shifted to API, under an arrangement that guarantees the Company a minimum level of royalties, plus a percentage of gross revenues from gate and merchandise sales.

     The Events Agreement is described in full in the Company's definitive Proxy Statement on Form 14-A filed with the Securities and Exchange Commission on May 1, 2000, which statement is hereby incorporated by reference.

     The Company's revenues under the Events Agreement amounted to $598,295 for 2001, and approximately $91,667 through February 28, 2002.

     5. Video Fulfillment Agreement
        ---------------------------

     As of October 1, 2000, Paisano Publications entered into an agreement (the "Video Agreement") with Teresi Publications concerning the library of videocassette tapes owned by Paisano and based on motorcycle-theme events and shows (the "Videos"). The Videos were then held in inventory and are marketed on a direct sale basis through advertising in Paisano's magazines. Under the Video Agreement, Paisano Publications engaged Teresi Publications to store the Videos, and fulfill all direct mail orders generated by Paisano Publications in connection therewith. In consideration for the performance of such services, Teresi Publications, as license of the Easyriders of Columbus retail store, was granted a merchandise credit equal to 67% of the proceeds generated from the sale of such Videos, redeemable for Easyriders-branded merchandise to be sold under the Licensing Agreement. The Video Agreement remains in full force and effect. During 2001 such merchandise credit was exercised in the amount of $6,704.

     6. Consulting Agreement
        --------------------

     In connection with the Reorganization, Mr. Teresi entered into a contract with Paisano Publications, Inc. (the "Consulting Agreement"), pursuant to which Mr. Teresi agreed to provide certain consulting services to Paisano Publications in addition to the services required to be performed by Mr. Teresi under his employment agreement with Paisano Publications. The Consulting Agreement is for an indefinite term, in the discretion of the Board of Directors. As of December 31, 2000, the Consulting Agreement was terminated by the Board of Directors of Paisano.

     7. Rental Arrangements
        -------------------

     The principal executive offices of Easyriders and the Paisano Companies, which consist of approximately 21,000 square feet, are located at 28210 Dorothy Drive, Agoura Hills, California 91301. The warehouse occupies approximately 7,000 square feet and is located at 28216 Dorothy Drive, Agoura Hills, California 91301. Both of these facilities are owned by Mr. Teresi and are leased to Easyriders at rents that are believed by management to be at, or below, market rates. During 2001, the total rent paid Mr. Teresi for these premises was $ 489,168.

     8. Product License Agreement
        -------------------------

     Effective March 28, 2001, the Company, through its subsidiaries Paisano Publications, Inc. and Easyriders Licensing, Inc. entered into a long-term license agreement (the "Products Agreement") with Southern Steel Sportswear, Inc. ("SSS"), an affiliate of API, in connection with the Company's wholesale products division. As noted above, Mr. Teresi loaned $750,000 to API in connection with the Events Agreement.

     Under the Products Agreement, the Company has outsourced to SSS all activities pertaining to the design, manufacture, warehousing, shipping and fulfillment of orders in connection with the sale of Easyriders-branded apparel and related merchandise to its network of retail stores, each of which (an "Easyriders Store") conducts business as "Easyriders of _____" pursuant to a written license agreement, and through other retail motorcycle-oriented stores. (See "Information about Easyriders Licensing," in the Company's Annual Report on Form 10-K for the year 2000, filed with the SEC on April 16, 2001, incorporated by reference.) The agreement is for a term of 10 years, with options to renew for two additional 10-year terms. Pursuant to the Products Agreement, the Company retains control over all other channels of distribution, including direct sales via its Roadware catalog and Internet Web site, and licensing of product opportunities to independent third parties (the "Retail Channel"). The Company and SSS will collaborate on product design and the sourcing of leather goods and other products not manufactured by SSS for sale to both the Wholesale Channel and Retail Channel.

     The Products Agreement is described in full in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 2000, which report is hereby incorporated by reference.

     The Company's revenues under the Products Agreement amounted to $121,214 for 2001, and approximately $28,958 through February 28, 2002.

     9.  Teresi Dyno-Drags
         -----------------

     Mr. Teresi is the principal of Teresi Enterprises, LLC, a Delaware limited liability company ("TE"). TE owns and operates motorcycle racing simulators doing business under the name "Teresi Dyno-Drags." One such simulator is currently in operation ("DD#1"). TE transports DD#1 to motorcycle themed events occurring throughout the year at various locations. Once set up at such a venue, TE then sells tickets to motorcycle owners, providing each with an opportunity to simulate a drag race experience, utilizing the ticket-holder's own motorcycle, and the equipment comprising DD#1. TE is offering company sponsors the right to purchase various levels of sponsorship advertising ("Sponsorships"), consisting of a display of the Sponsor's name and logo on DD#1 pursuant to a standard-form Sponsorship Agreement.

     Under an agreement dated as of March 1, 2001 TE engaged Paisano Publications to sell Sponsorship in exchange for a 15% commission on gross Sponsorship sales (the "Engagement Agreement"). Also pursuant to the Engagement Agreement, Paisano was granted premium Sponsorship space on DD#1 for its V-Twin magazine, and agreed to provide TE with certain advertising and general administrative support in connection with TE's Dyno-Drag operation.

     10. Siena Note
         ----------

     Pursuant to the previously reported "Martin Unwind" transaction, as of March 28, 2001, Mr. Teresi became the sole owner of the above-described Siena Note, which presently has an outstanding balance of $ 275,000.

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

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB
16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The statement did not have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating the accounting effect, if any, arising from this SFAS on the Company's financial position or results of operations.

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

Interest Rates

     The Company is subject to certain interest rate risk related to the Senior Loans. The Senior Loans matured on September 23, 2001 and bear interest at an annual rate equal to the prime rate of the Lender plus 1.85% payable monthly. Excluding any effect from the Default Rate of interest asserted by Nomura, the interest rate on the balance of $20,968,002 outstanding on December 31, 2001 was
6.6 %. An increase in interest rates of 1% would result in an increase in interest expense of approximately $210,000.

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

Item 9.  Changes In and Disagreements With Accountants On Accounting and
         ---------------------------------------------------------------
     Financial Disclosure.
     --------------------

     None.


PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

     Directors

     Mr. Joseph Teresi, age 61, has served as a director of Easyriders since September 1998, and in March 2001 was appointed as Chairman of the Board. He founded Paisano Publications, Inc ("Paisano Publications") in 1970, and from 1986 to September 23, 1998 was the sole shareholder of Paisano Publications. He has served as Chairman of the Board of Directors of Paisano Publications and certain other companies affiliated with Paisano Publications (the "Paisano Companies") for more than the past five years.

     Mr. Stewart G. Gordon, age 65, has served as a director of Easyriders since August 1999. Mr. Gordon has been an independent management consultant since 1992. Between 1989 and 1991, he was the Chief Executive Officer of Pratt Industries of Melbourne, Australia, a paper and packaging manufacturer. Prior to that, he held various executive positions at ITT, including Executive Vice President - Operations, ITT Rayonier; President, ITT Communications Services Group; and Vice President, ITT Corporation.

     Mr. John P. Corrigan, age 42, has served as a director of Easyriders since October 1999. Mr. Corrigan has been a principal of the Breakwater Group, a business consulting practice, since 1996. From 1993 to 1996, Mr. Corrigan was Vice President, Corporate Secretary and Tax Counsel of White River Corporation, an investment holding company. Mr. Corrigan is a Certified Public Accountant, a Certified Financial Planner, a Certified Valuation Analyst, and an attorney admitted to practice in New York, Connecticut and the U.S. Tax Court.

     Mr. Joseph J. Jacobs, age 77, has served as a director of Easyriders since September 1998 and has been an independent legal counsel on merger and acquisition matters for the Paisano Companies since 1992. Mr. Jacobs previously served as Vice President and General Counsel of ITT World Communications, Inc., United States Transmission Systems, Inc., Graphic Scanning Corp. and Ram/BSE LP. He also served as Vice President/Legal for ITT Corporation's Communications Operations Group and has served in various legal positions with American Broadcasting Company, Metromedia, Inc. and United Artists Broadcasting.

     Executive Officers

     The executive officers of the Company are its senior elected officers and serve for terms of office determined by the Board. The biographical summary of the business experience of Mr. Teresi, Chairman of the Board, is included above. The name, age, and biographical information with respect to the other executive officers is as follows:

     J. Robert Fabregas, Chief Executive Officer and Chief Financial Officer, age 56, was appointed to the position of President and Chief Executive Officer of the Company in March 2001. Since January 1999, Mr. Fabregas has served as Chief Financial Officer of the Company. Mr. Fabregas was President, CEO and major shareholder of Stonepine Holdings, Limited, from June 1988 to December 1998. In addition, Mr. Fabregas has served as an executive with Financial Corporation of America, Credit Suisse and Wells Fargo Bank; and, as a director of Numex Corporation.

     Mark Dodge, Executive Vice President, General Counsel and Secretary, age 55, was appointed to the positions of Executive Vice President and Secretary of the Company in March 2001. Mr. Dodge became a consultant to Easyriders, Inc. in July 1999, assuming the role of General Counsel to the company and all of its affiliated entities. Previously, and since 1994, he was the principal of Valcon International, a professional services firm providing early stage ventures and SEC-reporting enterprises with capital formation, strategic planning, operational management, business development, general advisory and legal services. Prior to 1994, Mr. Dodge served as

General Counsel for several public and major private concerns, where he also performed in related senior executive roles, including Financial Corporation of America, a $30 billion NYSE-listed financial services holding company, Trafalgar Holdings, a private merchant bank with international corporate finance operations, and Western International Media Corporation, the largest full-service media management and marketing company in the US, with then over $1.5 billion in annual billings (now known as Initiative Media Worldwide, a subsidiary of the Interpublic Group).

Item 11.  Executive Compensation.
          ----------------------

     The following table summarizes all compensation for services to the Company and its subsidiaries for the fiscal years ended December 31, 2001, 2000 and 1999 earned by or awarded or paid to the persons who were the chief executive officer and the other officers of the Company whose compensation exceeded $100,000 during 2001 (the "Named Officers").


                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------
                                                                                   Long Term
                                                                                  Compensation
                                                      Annual Compensation            Awards
                                                                                     ------
                                                    ----------------------------------------------
Name                                                                               Securities          All Other
and Principal Position                     Year       Salary ($)    Bonus ($)      Underlying         Compensation
                                                                                    Options/                ($)
                                                                                    SARs (#)
--------------------------------------------------------------------------------------------------------------------
J. Robert Fabregas,                          2001     $185,000/1/     --                 --                 --
Chief Executive Officer/1/,                  2000     $185,000/1/     --            240,000/6/              --
Chief Financial Officer                      1999     $185,000        --             75,000/5/              --
--------------------------------------------------------------------------------------------------------------------
Joseph Teresi,                               2001     $150,000        --                 --                 --
Chairman of the Board/2/                     2000     $150,000        --                 --                 --
Chairman, CEO and Publisher of Subsidiary    1999     $150,000/2/     --            500,000/4/              --
--------------------------------------------------------------------------------------------------------------------
Mark Dodge                                   2001     $175,000/3/     --                 --                 --
Executive Vice President, General            2000     $ 14,583/3/                   160,000/8/              --
 Counsel and Secretary/3/                    1999           --        --             50,000/7/              --
--------------------------------------------------------------------------------------------------------------------

  /1/ In January 1999, Mr. Fabregas became the Executive Vice President of
      Finance and Chief Financial Officer of Easyriders at an annual base salary of $185,000. In October 2000, Mr. Fabregas became the Interim Chief Executive Officer. Effective March 1, 2001, Mr. Fabregas became Chief Executive Officer.

  /2/ In September 1998, Mr. Teresi became the Chairman and Publisher of Paisano
      Publications, a wholly-owned subsidiary of the Company, at an annual base salary of $150,000. Effective March 22, 2000, he became the Chief Executive Officer of Paisano Publications, and effective March 1, 2001, he became Chairman of the Board of the Company.

  /3/ Mr. Dodge became an employee of the Company on December 1, 2000 at an annual base salary of $175,000. Effective March 1, 2001, Mr. Dodge became the Executive Vice President, Secretary and General Counsel of Easyriders.

  /4/ These options were granted in March 1999 at an exercise price of $1.75 per share.

  /5/ This option was granted in January 1999 at an exercise price of $2.0625 per share.

  /6/ Includes an option for the purchase of up to 90,000 shares granted in March 2000 at an exercise price of $1.375 per share, and an option for the purchase of up to 150,000 shares granted in November 2000 at an exercise price of $0.44 per share.

  /7/ This option was granted in October 1999 at an exercise price of $1.125 per share.

  /8/ Includes an option for the purchase of up to 60,000 shares granted in March 2000 at an exercise price of $1.375 per share, and an option for the purchase of up to 100,000 shares granted in November 2000 at an exercise price of $0.44 per share.

           OPTION/STOCK APPRECIATION RIGHT ("SAR") GRANTS DURING THE
                    MOST RECENTLY COMPLETED FINANCIAL YEAR

     The following table (presented in accordance with the Exchange Act) and the Regulations thereunder, sets forth stock options granted under the Company's Stock Option Plan ("the Stock Option Plan") during the most recently completed financial year to each of the Named Executive Officers:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Potential Realizable     Alternative
                                                                                               Value at Assumed           to
                                              Individual Grants                              Annual Rates of Stock    Realizable
                                                                                            Price Appreciation for   Value: Grant
                                                                                                  Option Term            Date
                                                                                                                         Value
--------------------------------------------------------------------------------------------
      Name            Securities   % of Total    Exercise or  Market Value of  Expiration
                        Under       Options/     Base Price     Securities        Date
                       Options/       SARs      ($/Security)    Underlying
                         SARs      Granted to                  Options/SARs
                       Granted     Employees                    on Date of
                                   in Fiscal                       Grant
                                      Year                     ($/Security)
                                                                                            ----------------------------------------
                                                                                                                      Grant Date
                                                                                                                        Present
                                                                                                                         Value
                                                                                               5% ($)       10% ($)       ($)
-----------------------------------------------------------------------------------------------------------------------------------
J. Robert Fabregas       N/A          N/A            N/A            N/A           N/A           N/A           N/A         N/A
-----------------------------------------------------------------------------------------------------------------------------------
Joseph Teresi            N/A          N/A            N/A            N/A           N/A           N/A           N/A         N/A
-----------------------------------------------------------------------------------------------------------------------------------
Mark Dodge               N/A          N/A            N/A            N/A           N/A           N/A           N/A         N/A
-----------------------------------------------------------------------------------------------------------------------------------

            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FINANCIAL YEAR
                    AND FINANCIAL YEAR-END OPTION/SAR VALUES

     The following table (presented in accordance with the Exchange Act and the Regulations) sets forth details of all exercises of stock options/SARs during the most recently completed financial year by each of the Named Executive Officers and the financial year-end value of unexercised options/SARs on an aggregated basis:

====================================================================================================================================
                               Securities         Aggregate           Unexercised           Value of Unexercised In-the-Money
                                Acquired            Value           Options/SARs at         Options/SARs at Fiscal Year End ($)
Name                          on Exercise          Realized         Fiscal Year-End                Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
J. Robert Fabregas                  N/A              N/A                315,000                          $0/$0
------------------------------------------------------------------------------------------------------------------------------------
Joseph Teresi                       N/A              N/A                500,000                          $0/$0
------------------------------------------------------------------------------------------------------------------------------------
Mark Dodge                          N/A              N/A                210,000                          $0/$0
====================================================================================================================================

     Directors' Compensation

     Annual Formula Grants of 15,000 shares under option are provided for each non-employee director of the Company. In addition, the Chairmen of the Audit Committee and the Compensation Committee each receive 15,000 shares of restricted stock annually. Directors receive no other compensation for service on the Company's Board of Directors, but are reimbursed for expenses incurred in connection with attending meetings of the Company's Board of Directors and any committee thereof.

     Employment Agreements

     The Company entered into an employment agreement with J. Robert Fabregas dated January 4, 1999, which provides that he will serve as Executive Vice President of Finance and Chief Financial Officer for an initial term of three years, such term of employment to continue thereafter unless and until terminated by either party upon no less than sixty days written notice. Mr. Fabregas' annual salary is $185,000. Mr. Fabregas' employment agreement provides Mr. Fabregas the same benefits package as made available to other executive officers. Effective October 5, 2000, Mr. Fabregas was appointed Interim Chief Executive Officer. As of March 1, 2001, Mr. Fabregas was appointed Chief Executive Officer.

     The Company entered into an employment agreement with Joseph Teresi dated September 23, 1998, which provides that he will serve as Chairman and Publisher of Paisano Publications for an initial term of the earlier of (a) five years, or
(b) the date on which the principal and interest is paid in full on the Contributor Notes. Mr. Teresi's term of employment is to continue thereafter unless and until terminated by either party upon no less than sixty days written notice. Mr. Teresi's annual salary is $150,000. Effective April 3, 2000 the Board of Directors approved the appointment of Mr. Teresi as Chief Executive Officer of Paisano Publications.

     Compensation Committee Interlocks and Insider Participation

     During the year 2001, the members of the Compensation Committee of the Board of Directors were John Corrigan and Stewart Gordon. None of such persons serves or has ever served as an officer or employee of the Company or any of its subsidiaries. During 2001, none of such persons were involved in material transactions with the Company, or had material business relationships with the Company. None of such persons serve or during 2001 served as an officer or director of any entity whose executive officers, directors or Compensation Committee members included another director or executive officer of the Company, or a member of the Company's Compensation Committee.

                    REPORT OF THE COMPENSATION COMMITTEE AND
            THE BOARD OF DIRECTORS REGARDING EXECUTIVE COMPENSATION

   The Compensation Committee (the "Compensation Committee") of the Board of Directors reviews and recommends to the Board of Directors matters relating to the compensation of the Company's executive officers. The Compensation Committee is comprised of two outside directors, none of whom is an employee or former employee of the Company.

Compensation Philosophy

   The Company's executive compensation philosophy has the following objectives:

   (1) To provide a total compensation opportunity that is consistent with competitive practices, enabling the Company to attract and retain qualified executives;

   (2) To create a direct link between the compensation payable to each executive officer and the financial performance both of the Company generally and of the specific business unit or units for which the executive is responsible; and,

   (3) To create a common interest between executive officers and the Company's stockholders through the use of stock options and other stock awards that link a portion of each executive officer's compensation opportunity directly to the value of the Company's common stock.

Base Salary

   The base salary for Joseph Teresi was established the day of the Reorganization pursuant to the terms of Mr. Teresi's respective employment arrangement with Paisano. The Compensation Committee was established after the Reorganization and therefore, except for Mr. Fabregas, did not review any employment agreements prior to the time they were entered into by Newriders, or Paisano and such executives. The Compensation Committee will make recommendations to the Board with respect to the base salary of executives whose employment with the Company or a subsidiary thereof begins after the Reorganization and, as to executives whose employment with the Company or a subsidiary thereof began prior to the Reorganization, with respect to the base salary of such executives pursuant to any new employment arrangement entered into after the Reorganization, in each case by comparison to competitive market levels for the executive's job function. In this regard, the Compensation Committee reviewed the employment agreement of Mr. Fabregas and made the appropriate recommendations to the Board. At the Company's current performance level, base salaries will generally be targeted at the low-to-middle of the range of comparable companies in the magazine publishing business. However, if performance improves, the Compensation Committee will seek to elevate such target base salaries. Salaries will be reviewed at regular intervals, depending on job classification and competitive market levels.

Annual Bonus

   Executive officers are entitled to a discretionary bonus based upon the Compensation Committee's recommendation and the full Board's approval. No bonuses were paid to any executive officers with respect to the fiscal year ended December 31, 2001. In order to tie compensation to performance, future bonuses will be primarily based upon EBITDA and other performance-based targets recommended by the Compensation Committee and approved by the Board of Directors.

Equity Incentives

   The Plan, which was approved by the Company's stockholders in September of 1998, is administered by the Compensation Committee and its stated purpose is to secure for the Company the benefits arising from capital stock ownership and the receipt of capital stock-based incentives by those employees, directors, officers and consultants of the Company who will be responsible for the Company's future growth and continued success. Under the Plan, equity incentives, primarily in the form of grants to executives of stock options, will be considered in order to tie compensation of executives to performance by the Company.

                    Compensation of Chief Executive Officer

   Mr. Fabregas' base salary of $185,000 for 2001 was established pursuant to an employment agreement with Easyriders that was the result of bilateral negotiations between Mr. Fabregas and Easyriders. No specific formula was used in determining or agreeing to Mr. Fabregas' compensation at the time his employment agreement was entered into. Mr. Fabregas' employment agreement provides for a discretionary incentive bonus on a yearly basis to be determined in the sole discretion of the Company's Board of Directors.

   Effective October 5, 2000, Mr. Fabregas was appointed interim CEO, while continuing as CFO. His base salary of $185,000 remained unchanged. Mr. Fabregas was not awarded a bonus in 2001. As of March 1, 2001, Mr. Fabregas was appointed Chief Executive Officer.

                    Policy as to Section 162(m) of the Code

   Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies a publicly traded company a Federal income tax deduction for compensation in excess of $1 million paid to certain of its executive officers unless the amount of such excess is payable based solely upon the attainment of objective performance criteria. For all executives eligible for bonus compensation, the $1 million threshold is not likely to cause the Company to lose significant tax deductions for such excess compensation (if any).

   The foregoing report has been ratified retrospectively by all current members of the Compensation Committee.

          Stewart G. Gordon, Chairman, appointed Chairman March 1, 2001 John P. Corrigan, appointed April 3, 2001

                            STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative total return on the Newriders Common Stock and the Easyriders Common Stock from the date on which Newriders Common Stock began trading on the OTC Bulletin Board (July 23, 1996) through September 23, 1998 and then the date the Easyriders Common Stock began trading on the American Stock Exchange (September 24, 1998) through July 17, 2001, the date that trading in the Company stock was halted as a result of a Chapter 11 bankruptcy filing, with the Broad Market American Stock Exchange Index (the "AMEX Market Index") and Media General Industry Group Index for publishing and periodicals (the "Peer Group Index"). The cumulative total return assumes that $100 was invested in each of the Newriders Common Stock/Easyriders Common Stock and the AMEX Market Index and Peer Group Index on July 23, 1996 (the date the Newriders' stock began trading on the OTC Bulletin Board) and also assumes the reinvestment of any dividends. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                        COMPARE CUMULATIVE TOTAL RETURN
                            AMONG EASYRIDERS, INC.,
                    AMEX MARKET INDEX AND PEER GROUP INDEX

                                    [GRAPH]

.. EASYRIDERS, INC.           . PEER GROUP INDEX             . AMEX MARKET INDEX

                   ASSUMES $100 INVESTED ON JANUARY 1, 1997
                          ASSUMES DIVIDEND REINVESTED
                       FISCAL YEAR ENDING DEC. 31, 2001

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The following table sets forth information as of March 12, 2002, regarding the beneficial ownership of Common Stock by (1) each stockholder known by the Company to be the beneficial owner of more than 5% of the Common Stock; (2) by each Director of the Company; (3) by each Named Officer; and (4) by all executive officers and directors of the Company as a group. Except as indicated in the footnotes hereto, each person named in the table has (or could have upon exercise of an option or warrant vested or vesting within 60 days after March 12, 2002) sole voting and investment power (or such power together with any spouse of such person, if they are joint tenants) with respect to securities beneficially owned by such person as set forth opposite such person's name.

               Common Stock Beneficially Owned on March 12, 2002

                                           Amount and Nature   Percentage of
                                             of Beneficial      Outstanding
                                             Ownership of     Common Stock of
Name of Beneficial Owner                      Easyriders       Easyriders /1/
------------------------                     ------------     ----------------

Directors
Joseph Teresi /2/........................     14,114,946           47.5%
Stewart Gordon /3/.......................         40,000              *
John Corrigan /4/........................        140,000              *
Joseph J. Jacobs /5/.....................         63,275              *

Executive Officers
J. Robert Fabregas/6/....................        315,000            1.1%
Mark Dodge/6/............................        210,000              *

All Executive Officers and Directors of
     Easyriders as a group (6 persons)...     14,883,221           50.0%

*    Indicates less than 1% ownership.

     Unless otherwise indicated, the address of each beneficial owner listed above is c/o Easyriders, Inc., 28210 Dorothy Drive, Agoura Hills, California, 91301.

/1/ Assumes that the shares of Newriders common stock held in the name of Rick Pierce are returned and canceled (See "Certain Transactions With Related Parties")

/2/ Mr. Teresi holds an option to purchase up to 500,000 shares of Common Stock at $1.75 per share. Mr. Teresi also holds warrants to purchase up to 1,250,000 shares of Common Stock at $0.01 per share.

/3/ Mr. Gordon holds options to purchase (i) up to 15,000 shares of Common Stock at $1.125 per share, of which 10,000 shares are beneficially owned,
     (ii) up to 15,000 shares of Common Stock at $1.00 per share, of which 10,000 shares are beneficially owned, and (iii) up to 15,000 shares of Common Stock at $0.20 per share, of which 5,000 shares are beneficially owned.

/4/ Mr. Corrigan holds options to purchase (i) up to 15,000 shares of Common Stock at $0.9375 per share, of which 10,000 shares are beneficially owned,
     (ii) up to 15,000 shares of Common Stock at $1.00 per share, of which 10,000 shares are beneficially owned, and (iii) up to 15,000 shares of Common Stock at $0.20 per share, of which 5,000 shares are beneficially owned. The Easyriders share total for Mr. Corrigan also includes 107,500 shares held of record by Breakwater Capital Management, LLC, a New York limited liability company of which Mr. Corrigan is a 50% owner.

/5/ Mr. Jacobs hold options to purchase (i) up to 15,000 shares of Common Stock at $2.00 per share, (ii) up to 5,000 shares of Common Stock at $5.00 per share, (iii) up to 5,000 shares of Common Stock at $1.75 per share, (iv) up to 15,000 shares of Common Stock at $ 1.625 per share, (v) up to 15,000 shares of Common Stock at $1.00 per share, of which 10,000 are beneficially owned, and (vi) up to 15,000 shares of Common Stock at $0.20 per share, of which 5,000 shares are beneficially owned. The Easyriders share total for Mr. Jacobs also includes 2,000 shares held of record by his wife.

/6/ Mr. Fabregas holds options to purchase (i) up to 75,000 shares of Common Stock at $2.0625 per share, (ii) up to 90,000 shares of Common Stock at $1.375 per share, and (iii) up to 150,000 shares of Common Stock at $0.44 per share.

/7/ Mr. Dodge holds options to purchase (i) up to 50,000 shares of Common Stock at $1.125 per share, (ii) up to 60,000 shares of Common Stock at $1.375 per share, and (iii) up to 100,000 shares of Common Stock at $0.44 per share.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Joseph Teresi Transactions

     1.  Working Capital Adjustment
         --------------------------

     In accordance with the agreement pursuant to which the Company acquired the Paisano Companies from Joseph Teresi in the Reorganization, a post-closing adjustment was to be made based upon the amount by which working capital of the Paisano Companies as of the closing of the acquisition exceeded or was less than $4,537,000. Based upon a closing date balance sheet prepared by the Company, the Company determined that the working capital of the Paisano Companies as of the closing was less than $4,537,000. Mr. Teresi disputed that determination. After protracted negotiations, the Board of Directors of the Company agreed on March 19,1999 to accept a note from Mr. Teresi (the "Teresi Payable") in the amount of $398,085 in satisfaction of the working capital adjustment.

     The Teresi Payable does not bear interest and, subject to prior payment in the circumstances described below, is due when the entire principal and interest on the $13,000,000 of promissory notes issued by the Company to Mr. Teresi as partial consideration for the acquisition of the Paisano Companies has been paid in full. Certain aged receivables of the Company which have been fully reserved by the Company have been identified (the "Receivables") and to the extent collections are received on the Receivables, a percentage of such collections will be credited against the Teresi Payable. In addition, if the Company determines that the amount of a pension accrual with respect to pre-Reorganization operations of the Paisano Companies should be decreased, the Teresi Payable will be reduced by the amount of such decrease. Furthermore, to the extent that certain fully reserved inventory of the Company is sold or used by the Company for promotional purposes, the Teresi Payable will be reduced by the amount of sale proceeds or value assigned by the Company to such promotional use. Also, if the Company receives a refund of any portion of a specified foreign tax payable by the Company, the Teresi Payable will be reduced by the amount of such refund. From and after the time the Teresi Payable has been reduced to zero, Mr. Teresi will be entitled to receive (in cash, or if any of the Nomura Indebtedness is outstanding, in the form of a non-interest bearing receivable from the Company) the applicable percentage of collections on the Receivables and all amounts, if any, attributable to a reduction in such pension accrual and the sale or promotional use of such inventory. Since becoming established, the Teresi Payable has been reduced to a current balance of $265,408 by the collection of Receivables and other assets in the amount of $12,966.

     2.   Promissory Notes
          ----------------

     Mr. Teresi, sole stockholder of Paisano Publications prior to the Reorganization, was issued 6,493,507 shares of the Company's common stock in the Reorganization. In addition, Mr. Teresi received promissory notes aggregating $13,000,000 (the "Contributor Notes"). The Contributor Notes originally consisted of a Subordinated 7% promissory note in the amount of $5,000,000, a limited recourse Subordinated 7% promissory note in the amount of $5,000,000 secured by the Martin Mirror Note (as defined in the applicable instruments) and a Subordinated Short Term 10% promissory note in the amount of $3,000,000. Since the closing of the Reorganization, Mr. Teresi, with the approval of the Board of Directors, has (a) surrendered the Subordinated 7% Note in exchange for the issuance to Mr. Teresi of 4,754,120 shares in two separate transactions, (b) extended the maturity date of the Subordinated Short Term 10% Note to March 31, 2002, and (c) deferred the collection of interest on the Subordinated Short Term 10% Note to March 31, 2002.

     As of April 1, 2002, the Company's promissory note obligations to Mr. Teresi were as follows:

Note                          Original        Current Principal          Maturity         Accrued Interest
----                          --------        -----------------          --------         ----------------
                             Principal
                             ---------
Subordinated                $ 3,000,000           $3,000,000              3-31-02             $389,144
Short Term 10%

Subordinated 7%             $ 5,000,000           $        0                N/A               $      0

Mirror 7%                   $ 5,000,000           $5,000,000              9-23-03             $327,747
                            -----------           ----------                                  --------

Totals                      $13,000,000           $8,000,000                                  $716,891
                            ===========           ==========                                  ========

     Pursuant to the Bankruptcy Code, no payments of interest or principal with respect to the foregoing promissory notes can be made to Mr. Teresi without the approval of the Bankruptcy Court.

3.   Easyriders of Columbus
     ----------------------

     Effective April 3, 2000 the Company's Board of Directors accepted a proposal advanced by Mr. Teresi (the "Teresi Agreement"), pursuant to which, among other things, the assets of the Company's subsidiary, Easyriders of Columbus, were sold to Mr. Teresi as of April 30, 2000 (the "Columbus Transaction"), in exchange for forgiveness by Mr. Teresi of certain financial obligations owed to him by Paisano Publications and/or the Company. The total amount of forgiveness was $419,149. Upon closing of the Columbus Transaction, Mr. Teresi continued operating the business as "Easyriders of Columbus" pursuant to a licensing agreement (the "Licensing Agreement") between Teresi Publications, Inc. a Delaware corporation controlled by Mr. Teresi ("Teresi Publications"), and the Company. Such Licensing Agreement was entered into as of May 16, 2000, and remains in full force and effect.

     The Teresi Agreement is described in full in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 2000, which report is hereby incorporated by reference.

     4.   Action Promotions, Inc.
          ----------------------

     As of March 31, 2000, the Company's subsidiaries, Paisano Publications and Teresi, Inc. dba Easyriders Events, entered into a long-term licensing agreement with Action Promotions, Inc. ("API") pursuant to which API was granted the exclusive right for a ten year period (with options to extend) to produce and manage events and to sell event-specific merchandise under the Easyriders brand (the "Events Agreement"). The principals of API are Melissa Penland, an apparel manufacturer with extensive event-merchandise experience, and John Green, a current licensee of Easyriders Licensing and owner of the Daytona Easyriders Store. In addition, Mr. Teresi loaned API the sum of $750,000. Under this arrangement, all responsibilities for production, scheduling, staffing, management, purchasing and promotion were shifted to API, under an arrangement that guarantees the Company a minimum level of royalties, plus a percentage of gross revenues from gate and merchandise sales.

     The Events Agreement is described in full in the Company's definitive Proxy Statement on Form 14-A filed with the Securities and Exchange Commission on May 1, 2000, which statement is hereby incorporated by reference.

     The Company's revenues under the Events Agreement amounted to $598,295 for 2001, and approximately $91,667 through February 28, 2002.

     5.   Video Fulfillment Agreement
          ---------------------------

     As of October 1, 2000, Paisano Publications entered into an agreement (the "Video Agreement") with Teresi Publications concerning the library of videocassette tapes owned by Paisano and based on motorcycle-theme events and shows (the "Videos"). The Videos were then held in inventory and are marketed on a direct sale basis through advertising in Paisano's magazines. Under the Video Agreement, Paisano Publications engaged Teresi Publications to store the Videos, and fulfill all direct mail orders generated by Paisano Publications in connection therewith. In consideration for the performance of such services, Teresi Publications, as license of the Easyriders of Columbus retail store, was granted a merchandise credit equal to 67% of the proceeds generated from the sale of such Videos, redeemable for Easyriders-branded merchandise to be sold under the Licensing Agreement. The Video Agreement remains in full force and effect. During 2001 such merchandise credit was exercised in the amount of $6,704.

     6.   Consulting Agreement
          --------------------

     In connection with the Reorganization, Mr. Teresi entered into a contract with Paisano Publications, Inc. (the "Consulting Agreement"), pursuant to which Mr. Teresi agreed to provide certain consulting services to Paisano Publications in addition to the services required to be performed by Mr. Teresi under his employment agreement with Paisano Publications. The Consulting Agreement is for an indefinite term, in the discretion of the Board of Directors. As of December 31, 2000, the Consulting Agreement was terminated by the Board of Directors of Paisano.

     7.   Rental Arrangements
          -------------------

     The principal executive offices of Easyriders and the Paisano Companies, which consist of approximately 21,000 square feet, are located at 28210 Dorothy Drive, Agoura Hills, California 91301. The warehouse occupies approximately 7,000 square feet and is located at 28216 Dorothy Drive, Agoura Hills, California 91301. Both of these facilities are owned by Mr. Teresi and are leased to Easyriders at rents that are believed by management to be at, or below, market rates. During 2001, the total rent paid Mr. Teresi for these premises was $ 489,168.

     8. Product License Agreement
        -------------------------

     Effective March 28, 2001, the Company, through its subsidiaries Paisano Publications, Inc. and Easyriders Licensing, Inc. entered into a long-term license agreement (the "Products Agreement") with Southern Steel Sportswear, Inc. ("SSS"), an affiliate of API, in connection with the Company's wholesale products division. As noted above, Mr. Teresi loaned $750,000 to API in connection with the Events Agreement.

     Under the Products Agreement, the Company has outsourced to SSS all activities pertaining to the design, manufacture, warehousing, shipping and fulfillment of orders in connection with the sale of Easyriders-branded apparel and related merchandise to its network of retail stores, each of which (an "Easyriders Store") conducts business as "Easyriders of _____" pursuant to a written license agreement, and through other retail motorcycle-oriented stores. (See "Information about Easyriders Licensing," in the Company's Annual Report on Form 10-K for the year 2000, filed with the SEC on April 16, 2001, incorporated by reference.) The agreement is for a term of 10 years, with options to renew for two additional 10-year terms. Pursuant to the Products Agreement, the Company retains control over all other channels of distribution, including direct sales via its Roadware catalog and Internet Web site, and licensing of product opportunities to independent third parties (the "Retail Channel"). The Company and SSS will collaborate on product design and the sourcing of leather goods and other products not manufactured by SSS for sale to both the Wholesale Channel and Retail Channel.

     The Products Agreement is described in full in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 2000, which report is hereby incorporated by reference.

     The Company's revenues under the Products Agreement amounted to $121,214 for 2001, and approximately $28,958 through February 28, 2002.

     9.   Teresi Dyno-Drags
          -----------------

     Mr. Teresi is the principal of Teresi Enterprises, LLC, a Delaware limited liability company ("TE"). TE owns and operates motorcycle racing simulators doing business under the name "Teresi Dyno-Drags." One such simulator is currently in operation ("DD#1"). TE transports DD#1 to motorcycle themed events occurring throughout the year at various locations. Once set up at such a venue, TE then sells tickets to motorcycle owners, providing each with an opportunity to simulate a drag race experience, utilizing the ticket-holder's own motorcycle, and the equipment comprising DD#1. TE is offering company sponsors the right to purchase various levels of sponsorship advertising ("Sponsorships"), consisting of a display of the Sponsor's name and logo on DD#1 pursuant to a standard-form Sponsorship Agreement.

     Under an agreement dated as of March 1, 2001 TE engaged Paisano Publications to sell Sponsorship in exchange for a 15% commission on gross Sponsorship sales (the "Engagement Agreement"). Also pursuant to the Engagement Agreement, Paisano was granted premium Sponsorship space on DD#1 for its V-Twin magazine, and agreed to provide TE with certain advertising and general administrative support in connection with TE's Dyno-Drag operation.

     10.  Siena Note
          ----------

     Pursuant to the previously reported "Martin Unwind" transaction, as of March 28, 2001, Mr. Teresi became the sole owner of the above-described Siena Note, which presently has an outstanding balance of $ 275,000.

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

10.67 Product License Agreement dated March 28, 2001 by and between Easyriders, Inc. Paisano Publications, Inc. and Easyriders Licensing, Inc., on the one hand, and Southern Steel Sportswear, Inc., on the other hand (incorporated by reference to Exhibit 10.67 of the Easyriders, Inc. Annual Report on Form 10-K for the year ended December 31, 2000).

10.68 Assumption and Release Agreement dated as of March 28, 2001 by and between Easyriders, Inc. and various subsidiaries thereof, one the one hand, and Southern Steel Streetwear, Inc. and Action Promotions, Inc., on the other hand (incorporated by reference to Exhibit 10.68 of the Easyriders, Inc. Annual Report on Form 10-K for the year ended December 31, 2000).

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Easyriders, Inc. Annual Report on Form 10-K for the year ended December 31, 2000).

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Easyriders, Inc. and subsidiaries
(Debtors-In-Possession)

We have audited the accompanying consolidated balance sheets of Easyriders, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Easyriders, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred net losses from operations. In addition, the Company has filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (See Note 1). These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stonefield Josephson, Inc.

Santa Monica, California
March 20, 2002

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Easyriders, Inc. and subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Easyriders, Inc. and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Easyriders, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche, LLP

Costa Mesa, California
April 14, 2000

EASYRIDER, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                       2001                 2000
                                                                   --------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $   763,865          $   192,492
Accounts receivable, less allowance for doubtful accounts
  of $796,901 (2001) and $882,234 (2000)                             2,044,841            2,008,505
Inventories                                                          1,146,060            2,177,344
Prepaid publication costs                                            1,401,057              819,210
Prepaid expenses and other                                           1,741,073              849,844
Receivable from shareholder                                                  -              278,374
                                                                   -----------          -----------

    Total current assets                                             7,096,896            6,325,769

PROPERTY AND EQUIPMENT, net                                            687,560              841,158

GOODWILL, net of accumulated amortization of
  $5,140,488 (2001) and $4,194,289 (2000)                            7,950,000           26,257,024

OTHER ASSETS                                                           140,202              172,670
                                                                   -----------          -----------

                                                                   $15,874,658          $33,596,621
                                                                   ===========          ===========

                See notes to consolidated financial statements.

EASYRIDER, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------

                                                                                  2001                  2000
                                                                             -------------          ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                              $    256,243          $  5,237,813
Accrued payroll and payroll related expenses                                       395,532             1,204,786
Accrued interest payable                                                            60,658               563,963
Other current liabilities                                                          509,653             1,528,143
Income taxes payable                                                                 6,600                17,900
Current portion of deferred subscription and advertising income                  4,748,638             3,941,853
Current portion of long-term debt                                                   98,704            21,832,113
                                                                              -------------         -------------
    Total current liabilities                                                    6,076,028            34,326,571
                                                                              -------------         -------------

NOTE PAYABLE TO STOCKHOLDER                                                              -             8,000,000

LONG-TERM DEBT, net of current portion and debt discount,
  including related party indebtedness of $0 (2001) and
  $283,659 (2000)                                                                   24,796               571,165

OTHER LONG-TERM LIABILITIES, including deferred sub-
  scription revenues of $1,190,288 (2001) and $1,477,385 (2000)                  1,496,988             3,529,359

PRE-PETITION LIABILITIES, subject to compromise                                 36,206,448                     -

REDEEMABLE COMMON STOCK (Note 12)                                                  500,000                     -

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.001 per share; 10,000,000 shares
  authorized, none issued or outstanding                                                 -                     -
Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 24,263,702 shares (2001) and 28,590,702 shares
   (2000) outstanding                                                               24,263                28,590
Additional paid in capital                                                      63,912,009            64,611,943
Receivable from the sale of stock, less allowance for doubtful
 account of $5,100,000 (2000)                                                            -            (2,200,000)

Accumulated deficit                                                            (92,365,874)          (75,271,007)
                                                                              -------------         -------------
    Total stockholders' deficit                                                (28,429,602)          (12,830,474)
                                                                              -------------         -------------
                                                                              $ 15,874,658          $ 33,596,621
                                                                              ============          ============

                See notes to consolidated financial statements.

EASYRIDER, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


                                                             2001                2000                 1999
                                                         ------------        ------------         ------------
CONTINUING OPERATIONS:
SALES                                                    $ 28,264,933        $ 27,553,095         $ 33,201,543

COST OF SALES                                              20,877,187          23,943,056           29,861,349
                                                         ------------        ------------         ------------
GROSS MARGIN                                                7,387,746           3,610,039            3,340,194

EXPENSES:
Selling, general and administrative                         2,878,707           7,278,167           10,910,454
Depreciation and amortization                               1,267,324           3,154,553            2,376,915
Stock issuance expense                                              -             204,862              739,379
Loss from goodwill impairment                              17,360,825          25,000,000                    -
                                                         ------------        ------------         ------------
    Total expenses                                         21,506,856          35,637,582           14,026,748
                                                         ------------        ------------         ------------
LOSS FROM OPERATIONS                                      (14,119,110)        (32,027,543)         (10,686,554)

OTHER INCOME (EXPENSE)                                        119,637             (51,928)             287,181
INTEREST EXPENSE                                           (2,403,192)         (4,253,883)          (3,555,121)
                                                         ------------        ------------         ------------
LOSS BEFORE CHAPTER 11 EXPENSES
 AND PROVISION FOR INCOME TAXES                           (16,402,665)        (36,333,354)         (13,954,494)

CHAPTER 11 EXPENSES                                           639,677                   -                    -
PROVISION FOR INCOME TAXES                                     52,525              23,486               11,500
                                                         ------------        ------------         ------------
NET LOSS FROM CONTINUING
  OPERATIONS                                              (17,094,867)        (36,356,840)         (13,965,994)

DISCONTINUED OPERATIONS:
LOSS FROM OPERATIONS                                                -            (849,203)            (137,564)
LOSS ON DISPOSAL                                                    -          (5,980,501)                   -
                                                         ------------        ------------         ------------
NET LOSS                                                 $(17,094,867)       $(43,186,544)        $(14,103,558)
                                                         ============        ============         ============
NET LOSS PER SHARE - BASIC AND
  DILUTED
  CONTINUING OPERATIONS                                  $      (0.68)             $(1.34)        $     (0.65)
  DISCONTINUED OPERATIONS                                       (0.00)              (0.25)              (0.00)
                                                         ------------        ------------         ------------
  NET LOSS                                               $      (0.68)             $(1.59)        $     (0.65)
                                                         ============        ============         ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - BASIC
  AND DILUTED                                              25,282,245          27,055,689          21,617,543
                                                         ============        ============         ===========

                See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                                                    Common
                                                                                               Additional           stock
                                                                    Common stock                 paid-in         subscription
                                                          -----------------------------
                                                              Shares           Amount            capital          receivable
                                                          -----------------------------      --------------------------------
BALANCE, January 1, 1999                                   19,295,375         $ 19,295       $   54,318,590        $      -

Common stock issued in a private
  placement on April 8, 1999                                2,795,900            2,796            3,597,204

Common stock issued in a private
  placement on July 14, 1999                                  469,880              470              599,530

Common stock issued in a private
  placement on July 31, 1999                                   10,000               10               13,890

Common stock issued in a private
  placement on August 31, 1999                                 10,000               10               11,890

Common stock issued for services                              236,782              236              272,641

Common stock issued as compensation
  to employees                                                  9,700               10               12,115

Common stock issued in satisfaction
  of interest payable                                         229,114              229              157,287

Net loss

                                                        -------------        ---------       --------------        --------
BALANCE, December 31, 1999                                 23,056,751         $ 23,056       $   58,983,147        $      -

Common stock issued in a private
  placement on February 9, 2000                               987,654              988              665,679

Common stock and options issued for services                   93,698               94              235,432

Common stock issued in satisfaction
  of interest payable                                         145,240              145               90,156

Common stock issued to settle litigation                      500,000              500              368,250

Common stock warrants issued below market                                                           388,875

Common stock warrants repriced                                                                       65,403

Common stock issued in satisfaction of debt                 3,807,359            3,807            3,815,001

Reserve against receivable

Net loss

                                                        -------------        ---------       --------------        --------
BALANCE, December 31, 2000                                 28,590,702        $  28,590       $   64,611,943        $      -
                                                        =============        =========       ==============        ========

                                                         Receivable                                                   Total
                                                        from the sale        Treasury         Accumulated          stockholders'
                                                          of stock            stock             deficit           equity/(deficit)
                                                        --------------------------------------------------------------------------
BALANCE, January 1, 1999                                $ (7,300,000)        $      -        $ (17,980,905)         $ 29,056,980

Common stock issued in a private
  placement on April 8, 1999                                                                                           3,600,000

Common stock issued in a private
  placement on July 14, 1999                                                                                             600,000

Common stock issued in a private
  placement on July 31, 1999                                                                                              13,900

Common stock issued in a private
  placement on August 31, 1999                                                                                            11,900

Common stock issued for services                                                                                         272,877

Common stock issued as compensation
  to employees                                                                                                            12,125

Common stock issued in satisfaction
  of interest payable                                                                                                    157,516

Net loss                                                                                       (14,103,558)          (14,103,558)
                                                        -------------        ---------       --------------        --------------
BALANCE, December 31, 1999                              $ (7,300,000)        $      -        $ (32,084,463)         $ 19,621,740

Common stock issued in a private
  placement on February 9, 2000                                                                                          666,667

Common stock and options issued for services                                                                             235,526

Common stock issued in satisfaction
  of interest payable                                                                                                     90,301

Common stock issued to settle litigation                                                                                 368,750

Common stock warrants issued below market                                                                                388,875

Common stock warrants repriced                                                                                            65,403

Common stock issued in satisfaction of debt                                                                            3,818,808

Reserve against receivable                                 5,100,000                                                   5,100,000

Net loss                                                                                       (43,186,544)          (43,186,544)
                                                        -------------        --------        --------------        --------------
BALANCE, December 31, 2000                              $ (2,200,000)        $      -        $ (75,271,007)        $ (12,830,474)
                                                        =============        ========        ==============        ==============

                See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                                                    Common
                                                                                               Additional           stock
                                                                    Common stock                 paid-in         subscription
                                                          -----------------------------
                                                              Shares           Amount            capital          receivable
                                                          -----------------------------      --------------------------------
BALANCE, January 1, 2001                                    28,590,702        $ 28,590        $ 64,611,943         $      -

Common stock warrants issued below market                                                          100,500

Common stock returned pursuant to the Martin Unwind

Pay off of Receivable from the Sale of Stock

Common stock issued upon Option exercise                        18,000              18               8,703

Common stock issued for services                                30,000              30               5,970

Common stock options issued as compensation
  to non-employee                                                                                   21,768

Common stock issued in settlement of litigation                125,000             125              58,625

Cancellation of Treasury Stock                              (4,500,000)         (4,500)           (895,500)

Net loss
                                                           -----------        ---------       -------------        --------
BALANCE, December 31, 2001                                  24,263,702        $ 24,263        $ 63,912,009         $      -
                                                           ===========        =========       =============        ========

                                                         Receivable                                                   Total
                                                        from the sale        Treasury         Accumulated          stockholders'
                                                          of stock            stock             deficit           equity/(deficit)
                                                        --------------------------------------------------------------------------
BALANCE, January 1, 2001                                $ (2,200,000)        $       -       $ (75,271,007)           (12,830,474)

Common stock warrants issued below market                                                                                 100,500

Common stock returned pursuant to the Martin Unwind          900,000          (900,000)                                         0

Pay off of Receivable from the Sale of Stock               1,300,000                                                    1,300,000

Common stock issued upon Option exercise                                                                                    8,721

Common stock issued for services                                                                                            6,000

Common stock options issued as compensation
  to non-employee                                                                                                          21,768

Common stock issued in settlement of litigation                                                                            58,750

Cancellation of Treasury Stock                                                 900,000                                          0

Net loss                                                                                       (17,094,867)           (17,094,867)
                                                        ------------         ---------         ------------         --------------
BALANCE, December 31, 2001                              $          -         $       -       $ (92,365,874)         $ (28,429,602)
                                                        ============         =========       ==============         ==============

                See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                      2001            2000              1999
                                                                                 -----------------------------------------------
CONTINUING OPERATIONS:
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net Loss                                                                         $(17,094,867)    $(36,356,840)     $(13,965,994)
Adjustments to reconcile net loss to cash used in operating activities:
  Common stock issuance expense                                                                        204,862           739,379
  Common stock and options issued for services and as compensation                     36,489          235,526           285,002
  Common stock issued for interest                                                                      67,725           118,137
  Common stock issued in settlement of litigation                                      58,750           43,750
  Depreciation and amortization                                                     1,267,324        3,154,553         2,376,915
  Loss on sale of Easyriders of Columbus to related party                                              493,784
 (Gain) Loss on sale of fixed assets                                                  (56,582)         118,830           311,915
  Gain on Martin Unwind                                                               (47,167)
  Loss on write-off of shareholder receivable                                         265,408
  Loss from goodwill impairment                                                    17,360,825       25,000,000
  Amortization of debt issuance costs                                                 229,396          314,772           314,775
  Non-cash interest expense                                                           100,500          454,278
  Increase (decrease) in cash resulting from changes in operating accounts:

    Current assets                                                                   (465,162)       1,321,739           847,649
    Other assets                                                                      (15,996)         (38,680)         (100,142)
    Current liabilities                                                               162,845       (1,071,577)        5,108,866
    Other long-term liabilities                                                      (925,344)       1,760,272         1,219,250
                                                                              --------------------------------------------------
      Net cash provided by (used in) operating activities                             876,419       (4,297,006)       (2,744,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of El Paso                                                                        4,000,000
Proceeds from sale of fixed assets, prepetition                                        10,028           10,000             9,000
Purchase of fixed assets                                                             (112,393)        (121,159)         (596,995)
                                                                              --------------------------------------------------
      Net cash provided by (used in) investing activities                            (102,365)       3,888,841          (587,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash                                                                                                313,640
Issuance of convertible debentures and long-term debt                                                  651,008         2,065,855
Payment for long-term debt and capital leases                                        (502,681)        (779,248)         (894,706)
Proceeds from former stockholder                                                      300,000
Common stock issued for cash                                                                           500,000         2,025,800
                                                                              --------------------------------------------------
      Net cash provided by financing activities                                      (202,681)         371,760         3,510,589
                                                                              --------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS                                                     $    571,373     $    (36,405)     $    178,346

CASH USED FOR DISCONTINUED OPERATIONS                                                       -         (200,359)                -
                                                                              --------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  571,373         (236,764)          178,346

CASH AND CASH EQUIVALENTS, beginning of year                                          192,492          429,256           250,910
                                                                              --------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                           $    763,865     $    192,492      $    429,256
                                                                              ==================================================

                See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

                                                                                       2001           2000           1999
                                                                                   --------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                            $1,843,022      $3,478,405      $2,544,813
                                                                                   =============================================
NON-CASH INVESTING ACTIVITIES:
Purchase of magazine label and assumption of current portion
  of subscription income                                                            $        -      $        -      $  132,859
                                                                                   =============================================
Purchase of property, plant and equipment under capital leases                      $        -      $   26,942      $1,280,159
                                                                                   =============================================
NON-CASH FINANCING ACTIVITIES:
Common stock issued in settlement of debt                                           $        -      $3,446,787      $1,500,000
                                                                                   =============================================
Common stock issued in settlement of litigation                                     $   58,750      $  325,000      $        -
                                                                                   =============================================
Common stock issued upon conversion of debt                                         $        -      $  394,770      $        -
                                                                                   =============================================
Common stock issued in settlement of accrued liability                              $  155,000      $        -      $        -
                                                                                   =============================================
Conversion of accrued liability to note payable                                     $  250,000      $        -      $        -
                                                                                   =============================================

                See notes to consolidated financial statements.

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------

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

    The Paisano Companies consist of Paisano Publications; Easyriders of Columbus, Inc., an Ohio corporation; Easyriders Franchising, Inc., a California corporation; Teresi, Inc. (DBA Easyriders Events, Inc.), a California corporation; Bros Club, Inc., a California corporation and Associated Rodeo Riders on Wheels, a California corporation. Paisano Publications publishes 9 special-interest magazines directed to motorcycle, custom truck, hot-rod, and tattoo enthusiasts, 2 industry related magazines, V-Twin News and Tattoo Industry, 2 annual publications, VQ and Bike Builders Guide, and an annual calendar. Other Paisano Companies market a line of apparel and other products designed to appeal to motorcycle, hot-rod, and tattoo enthusiasts. Through the end of 1999 Easyriders Franchising had established franchise stores that sold Easyriders apparel, customized new and used American-made motorcycles, and motorcycle accessories. Subsequently, the operations of Easyriders Franchising were assumed by Easyriders Licensing, Inc., a California corporation, and a wholly-owned subsidiary of Newriders, under a new program pursuant to which franchisees signed agreements converting their franchise arrangement to licensing arrangements. Currently, there are 38 licensed stores and 1 retail store still operating under an expired franchise agreement.

    El Paso owned and operated barbecue and smoked meat restaurants located in Arizona and Oklahoma. The restaurants were operated under the name "El Paso Bar-B-Que." On October 5, 2000, the Company sold its interest in El Paso to a related party.

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

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
-------------------------------------------------------------------------------

     herein, but the longer-term consequences are substantially uncertain at this time, and could include, among other things:

          . An outright sale of assets for a price which is less than the Company's total indebtedness, in which case no value would remain for shareholders.

          . Restructuring of the Nomura Indebtedness (see Note 8) through modified terms, or replacing the Nomura Indebtedness with alternative financing.

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

    Notwithstanding, the foregoing, management notes the following:

    On April 6, 2002, Easyriders, Paisano, a number of corporations which are wholly-owned by Easyriders, Nomura and Joseph Teresi entered into an agreement entitled "Asset Purchase Agreement, Compromise of Controversies and Mutual Releases" (the "APA"), pursuant to which it is contemplated that
    (a) Mr. Teresi or a new entity owned by him (collectively, "Buyer") will purchase substantially all of the assets of Easyriders and Paisano (collectively, "Debtors"), and thereafter continue the business operations previously conducted by Debtors, (b) as consideration for such purchase, Buyer shall pay to Nomura the sum of $5,250,000 at the closing, (c) Buyer shall assume all ordinary-course obligations of debtors incurred post-petition, but none of the pre-petition claims or obligations of the Debtors,
    (d) Nomura will waive its claims against Debtors for the balance owed under the Nomura Indebtedness and release all of its liens, (e) Mr. Teresi will waive his claim against Easyriders for the balance owed under the Subordinated Seller Notes, (f) all of the Debtors' cash, including the net proceeds to be realized by Easyriders from settlement of the Kaye Scholer Claim (the "Kaye Scholer Proceeds"), up to $1,500,000 will be made available to satisfy all of the Debtors' claims (excluding any claim of Nomura or Mr. Teresi) in accordance with the priorities set forth in the Bankruptcy Code,
    (g) Mr. Teresi will guarantee that the amount of such cash shall be not less than $1,500,000 at the time of closing (the "Closing Cash"), and (h) releases shall be given by and among Buyer, Nomura and Debtors with respect to all claims or potential claims against each other.

    The transactions contemplated by the APA (the "Global Settlement") will not be consummated unless and until approved by the Bankruptcy Court. A hearing on such request for approval has been scheduled for May 1, 2002, with the closing scheduled to occur on May 2, 2002 if approval is granted.

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
-------------------------------------------------------------------------------

    In anticipation of consummating the Global Settlement, the Debtors, on March 29, 2002, each filed a Plan of Reorganization and Disclosure Statement providing for implementation of the Global Settlement. Pursuant thereto, it is assumed that the Kaye Scholer Proceeds (net of attorneys' fees) will be the only sum available for distribution to creditors of Easyriders, with the balance of the Closing Cash being allocated to the creditors of Paisano. The exact amount of the Kaye Scholer Proceeds will not be determined until at least May 8, 2002, at which time a hearing is scheduled to determine the amount of attorney fees to be paid out of the gross amount of the Kaye Scholer Proceeds ($395,000). In any event, it is anticipated that the net Kaye Scholer Proceeds will not be less than $256,750, which would mean that the cash available to creditors of Paisano would be not less than $1,243,250.

    If the Global Settlement is approved, it is anticipated that all of the stock of the Debtors would be cancelled, together with all options and contingent securities, and such holders would receive no distributions from the Debtors. If the Global Settlement is not approved, is it not presently possible to predict the outcome of the Chapter 11 cases.

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

    Prior to its filing for Chapter 11 relief on July 17, 2001, the Company made regular monthly interest payments to Nomura in respect of the Nomura Indebtedness. After its bankruptcy filing, in accordance with orders of the Bankruptcy Court, the Company continued to make such payments to Nomura through October 31, 2001 (the "Post-Petition Payments"). No agreement was made between the parties and no order of the Bankruptcy Court was issued as to the application of any of the Post-Petition Payments made by the Debtors to Nomura. Under the Bankruptcy Code, if the value of Nomura's collateral is less than the amount of Nomura's "allowed claim," Nomura is not entitled to any post-bankruptcy interest and Nomura's allowed claim is bifurcated into an allowed secured claim equal to the value of Nomura's collateral and an allowed unsecured claim equal to the balance of Nomura's allowed claim. The Company believes that the funds used to make the Post-Petition Payments to Nomura was not part of Nomura's collateral and therefore should reduce the amount of Nomura's allowed secured claim on a dollar-for-dollar basis. Pursuant to the Global Settlement described above in Part 1, under "Recent Developments", Nomura would be allowed to retain its Post-Petition Payments, but would waive all claims to any portion of the cash accumulated by the Company post-petition. Until the Global Settlement is approved by the Bankruptcy Court, the Company will continue to report all Post-Petition Payments made to Nomura as interest, and if a determination is made at some later date that such Post-Petition Payments to Nomura do not constitute interest to Nomura, the Company will show such adjustment in its financial reports. Pre-petition liabilities, including the Nomura indebtedness of $20,968,002, the notes payable to a stockholder of $8,000,000, and the trade accounts payable as of July 17, 2001 of $4,705,661, have been reclassified to a separate line item on the balance sheet as Prepetition liabilities, subject to compromise. The following statement of cash flows for the year ended December 31, 2001 was prepared under the direct method:

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
-------------------------------------------------------------------------------

                               Easyriders, Inc.
                            Statement of Cash Flows
                     For the Year Ended December 31, 2001
       Cash flows from operating activities:
              Cash received from customers                                                                         25,430,254
              Cash received - expense reimbursements                                                                  248,522
              Cash paid to suppliers and employees                                                                (22,183,366)
              Cash paid - franchise taxes                                                                             (19,400)
              Interest paid                                                                                        (1,386,300)
              Post-petition payments to Nomura                                                                       (456,722)
                                                                                                                   ----------

                     Net cash provided by operating activities
                      before reorganization items                                                                   1,632,988
                                                                                                                   ----------

       Operating cash flows from reorganization items:

                Professional fees paid for services rendered in
                 connection with the Chapter 11 proceeding                                                           (507,985)
                                                                                                                   ----------

                     Net cash used by reorganization items                                                           (507,985)
                                                                                                                   ----------

                     Net cash provided by operating activities                                                      1,125,003
                                                                                                                   ----------

       Cash flows from investing  activities:
                Purchases of fixed assets                                                                            (112,393)
                Proceeds from sale of fixed assets                                                                     10,028
                                                                                                                   ----------

                     Net cash used for investing activities                                                          (102,365)
                                                                                                                   ----------

       Cash flows used by financing activities:
                Principal payments on pre-petition liabilities authorized by the Court                               (248,584)
                Principal payments on pre-petition debt authorized by the Court                                       (23,699)
                Payments on debt and capital leases                                                                  (478,982)
                Proceeds from stockholder and other advances                                                          300,000
                                                                                                                   ----------

                     Net cash used for financing activities                                                          (451,265)
                                                                                                                   ----------

       Net increase in cash and cash equivalents                                                                      571,373
       Cash and cash equivalents at beginning of period                                                               192,492
                                                                                                                   ----------
       Cash and cash equivalents at end of period                                                                  $  763,865
                                                                                                                   ==========

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

    Effective July 17, 2001, the American Stock Exchange ("AMEX") temporarily suspended trading in the Company's common stock, pending further developments in the Chapter 11 cases. This suspension was implemented on an informal basis. AMEX has taken no formal action with respect to the de-listing of the Company's securities.

2.  MANAGEMENT'S PLANS

    The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since July 17, 2001, the Company and its subsidiary, Paisano, have been operating as debtors in possession pursuant to petitions filed on that date for relief under Chapter 11 of the US Bankruptcy Code. Management's plans are discussed below.

    During the year ended December 31, 2001, the Company incurred a net loss of $17,094,867, and the cash provided by operations was $531,419.

    During 2001, recorded expenses aggregating $19,053,284 contributed to the net loss from operations, but did not adversely impact the Company's operating cash flow. Components of such total expense include: (i) an impairment charge to goodwill of $17,360,825; (ii) depreciation and amortization of $1,267,324; (iii) stock issuance in satisfaction of obligations and stock issuance expense aggregating $95,239; (iv) non-cash interest expense of $100,500; and, (v) debt issuance costs of $229,396.

    If the Global Settlement described above under Item 1 is consummated, and upon confirmation of the plans described therein, Easyriders and Paisano would cease operations and instead their operations would be pursued by the entity formed by Mr. Teresi for such purpose. If the Global Settlement were not to be consummated, management cannot presently predict the future course of the Company, as such course is entirely dependent upon the outcome of the Chapter 11 cases.

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

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

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

    The acquisition of Paisano Companies was accounted for as a purchase and the resulting goodwill of $55,451,313 (net of a $917,439 write-off of goodwill pertaining to the sale of Easyriders of Columbus (see Footnote 16 - Sale of Assets) and net of impairment writedowns of $25,000,000 (2000) and $17,360,825 (2001)) is being amortized on a straight-line basis over 30 years.

    El Paso Acquisition - On September 23, 1998, the Company acquired all of the issued and outstanding membership interests of El Paso from the members, who included the Chairman and the President of the Company, for 2,000,000 shares of Easyriders' common stock valued at $3.08 per share. The acquisition of El Paso was accounted for as a purchase and the resulting goodwill of $6,798,685 was being amortized on a straight-line basis over 20 years, until October 5, 2000 when El Paso was sold (see Footnote 16 - Discontinued Operations).

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

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

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

    Accounts Receivable - The Company has recorded the following activity in the valuation accounts:

      Period Ending    Beginning Balance   Charged to Expense   Written-off   Ending Balance
      -------------    -----------------   ------------------   -----------   --------------
    December 31, 1999      $503,629             $258,737        $(117,154)       $645,212
    December 31, 2000      $645,212             $627,479        $(390,457)       $882,234
    December 31, 2001      $882,234             $166,121        $(251,454)       $796,901

    Inventories - Inventories, consisting primarily of paper for magazine production and retail merchandise, are stated at the lower of cost (first-in, first-out method) or market.

    Prepaid Publication Costs - Publication costs of magazines and videos, including editorial, postage, printing and paper costs are included in prepaid publications costs until the issue is released for sale, at which time the related costs are charged to cost of sales.

    Deferred Promotion Costs - The Company accounts for promotion costs, which consist primarily of printing and mailing costs on direct mail promotions for its general circulation magazines, in accordance with American Institute of Certified Public Accountants' Statement of Position 93-7. These costs, which are deferred to the extent of additional subscription revenues less incremental fulfillment costs, are amortized over the magazine subscription period generated from these promotions, not to exceed one year. All other advertising expenses are expensed at the time the advertising takes place. As of December 31, 2001, $282,781 of these expenses were included in prepaids and other current assets. Advertising expense amounted to $605,016, $650,594 and $648,664 for the years ended December 31, 2001, 2000 and 1999, respectively.

    Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided for by using the accelerated and straight-line methods, using the estimated useful lives of the respective asset or, as to leasehold improvements,

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

    the term of the related lease if less than the estimated service life. Useful lives generally range from 3 to 15 years.

    Goodwill - Goodwill is associated with the acquisition of the Paisano Companies and El Paso in 1998 (see Footnote 3 - Acquisitions). Goodwill is amortized on a straight-line basis over periods ranging from 20 to 30 years. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill. If the carrying value of the asset exceeds the estimated discounted future net cash flows from operating activities of the related business, a permanent impairment is deemed to have occurred under the guidance from Staff Accounting Bulletin (SAB) Topic 5 CC. In this event, the asset is written down, accordingly. As of December 31, 2000, management determined that impairment existed, and a loss from impairment of $25,000,000 was recognized. As of December 31, 2001, management determined that further impairment existed and recognized a loss of $17,360,825.

    Deferred Financing Costs - Costs incurred in obtaining financing are deferred and amortized over the term of the related debt.

    Deferred Rent - The Company recognizes rent expense on a straight-line basis over the term of the leases (see Footnote 13 - Commitments and Contingencies).

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

    Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. At December 31, 2001, management determined that the carrying value is recoverable.

    Comprehensive Income - In 1997, the Financial Accounting Standards Board
    (FASB) issued SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and displaying of comprehensive income and its components. For the years ended December 31, 1999, 2000 and 2001, there was no difference between the Company's net loss and comprehensive loss.

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

    Recent Accounting Developments - In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments that were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.

    In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The statement did not have a material impact on the Company's financial position or results of operations as the Company has not participated in such activities covered under this pronouncement.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating the accounting effect, if any, arising from this SFAS on the Company's financial position or results of operations.

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

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

    effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

5.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                         2001           2000

      Office equipment                                $  212,870     $  197,870
      Computer equipment                                 830,438        794,403
      Production equipment                                76,955         26,710
      Leasehold improvements                             153,267        146,911
                                                      ----------     ----------
                                                       1,273,530      1,165,894
      Less accumulated depreciation                     (585,970)      (324,736)
                                                      ----------     ----------
      Property and equipment, net                     $  687,560     $  841,158
                                                      ==========     ==========
6.  INVENTORIES

    Inventories consist of the following:

                                                         2001           2000

      Paper                                           $  633,272     $  910,649
      Other retail products                              512,788      1,266,695
                                                      ----------     ----------
                                                      $1,146,060     $2,177,344
                                                      ==========     ==========

7.  CONVERTIBLE DEBENTURES

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

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

    During 1999, $118,137 of accrued interest on this debenture was converted into 229,114 shares of common stock of the Company. In connection with this transaction, the Company incurred stock issuance expenses of $39,379.
    During 2000, $67,725 of accrued interest on this debenture was converted into 145,240 shares of common stock of the Company. In connection with these transactions, the Company incurred stock issuance expenses of $22,574. On October 5, 2000, in connection with the sale of El Paso to a related party (see Footnote 15 - Discontinued Operations), the $1,000,000 in principal balance then outstanding was forgiven.

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

      Tranche B - Convertible into common stock at the lesser of the five-day average closing bid price on the closing date or 80% of the five-day average closing bid price on the conversion date, as defined. The Debentures in Tranche B are convertible at the holder's option: one-third after January 26, 1998; one-third after February 25, 1998; and one-third after March 27, 1998. The Debentures are convertible at the option of the issuer at any time after December 12, 1998. As of December 31, 1999, the Company had issued 158,445 shares of its common stock in connection with the conversion of $683,333 in principal amount of the Debentures. At December 31, 1999, $316,667 in principal balance remained outstanding. On May 31, 2000, the Company issued an additional 473,937 shares of its common stock in connection with the conversion of the remaining balance of $316,667 in principal amount of the Debentures, together with accrued interest of $62,482. The Company recorded $15,621 of stock issuance expense relating to this transaction.

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

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

    fair value of the warrants has been recorded as debt issuance costs and was amortized through the conversion date of the Convertible Debentures.

8.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations are summarized as follows:

                                                                                           December 31,
                                                                                 --------------------------------
                                                                                     2001                2000
    Senior term loan, net of unamortized debt discount of $0 in 2001
     and $229,399 in 2000                                                        $ 15,968,002        $ 15,917,558

    Revolving term loan                                                             5,000,000           5,000,000

    Note payable related to settlement of litigation in the amount of
     $1,000,000 less imputed interest (at 10.35%) of $106,999                         404,111             573,249

    Secured installment promissory note agreements with a commercial lender bearing interest at 13.5%, interest and principal payments of $24,160 due through December 2002. In arrears since July 2001.
     A director, and the president of the lender, was a director of
     the Company until March 1, 2001                                                  461,996             575,557

    Promissory note with two related parties, dated April 13, 2000,
     bearing interest at a rate of 13% per annum.  Effective March 1,                 275,000             236,179
     2001, bought out by one related party.

    Obligations under capital leases with various financial
     institutions ending on various dates through May 2004                             59,855             100,735
                                                                                 ------------        ------------

    Subtotals                                                                      22,168,964          22,403,278

    Less current maturities                                                           (98,704)        (21,832,113)
    Less amounts included in Prepetition liabilities, subject to compromise       (22,045,464)                  -
                                                                                 ------------        ------------

    Total Long-term Debt and Capital Lease Obligations                           $     24,796        $    571,165
                                                                                 ============        ============

    Upon its acquisition by Easyriders, Inc., Paisano Publications obtained an aggregate of $22,000,000 in financing (the "Nomura Indebtedness") from a financial institution, Nomura Holding America ("Nomura"). This financing was comprised of a $17,000,000 senior term loan (the "Term Loan") and a $5,000,000 revolving loan (the "Revolving Loan"). The proceeds from the Term Loan plus $3,500,000 of the Revolving Loan were used to repay certain promissory notes issued to the seller of the Paisano Companies in conjunction with the Paisano Acquisition (see Footnote 3 - Acquisitions) and to pay certain acquisition expenses.

    The Nomura Indebtedness was guaranteed (the "Guarantees") by Easyriders and the Paisano Companies, other than Paisano Publications (the "Guarantors"). The Nomura Indebtedness matured on September 23, 2001, and bears interest at an annual rate equal to the prime rate (4.75 % at December

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

    31, 2001) plus 1.85%, payable monthly. The Nomura Indebtedness and the Guarantees were secured by a first priority security interest in substantially all of the tangible and intangible assets (owned or hereafter acquired) of Easyriders and the Paisano Companies, including all of the capital stock or equity interests of the Paisano Companies and Newriders. The Nomura Indebtedness and the Guarantees by their terms constitute the primary senior secured indebtedness of Paisano Publications and the Guarantors, ranking senior to all other indebtedness of Paisano Publications and the Guarantors.

    Under the terms of the Nomura Indebtedness, the Company issued warrants to purchase 355,920 shares of common stock at an exercise price of $3.00 per share, exercisable at any time up to seven years from their date of issuance. The fair value of the warrants, $944,332, was recorded as a debt discount and is being amortized over the term of the Nomura Indebtedness. As compensation for the waivers related to events of noncompliance, the Company repriced the warrants. The increase in fair value of the warrants, if any, related to the reduction in the exercise price to $1.625 per share was recorded as a debt discount and is being amortized over the remaining term of the Nomura Indebtedness.

    The Nomura Credit Agreement contains numerous operating and financial covenants, including but not limited to, payment of dividends, limitations on indebtedness and the maintenance of minimum net worth, minimum working capital, interest coverage ratios and the achievement of cash flow measures. On April 12, 2000, Nomura agreed to waive defaults under the Credit Agreement relating to maximum capital expenditures, maximum leverage ratios, minimum consolidated EBITDA, minimum consolidated net worth, minimum consolidated working capital and minimum interest coverage ratios, pursuant to a Second Amendment and Waiver Under Note and Warrant Purchase Agreement and Second Amendment to Warrant. In addition, Nomura agreed to amend the Credit Agreement in order to relax covenants for the 2000 calendar year relating to the maintenance of required levels of net worth and EBITDA, maximum leverage ratios and minimum interest coverage ratios. In consideration of the foregoing waivers and amendments, the Company agreed to reduce the exercise price on warrants to purchase 355,920 shares of Easyriders common stock issued to Nomura under the Credit Agreement, from $1.625 to "market price," as determined by a formula set forth in the Second Amendment to Warrant. The formula exercise price was adjusted down to $0.625 per share during the quarter ended June 30, 2000, and was adjusted down to $0.50 per share during the quarter ended September 30, 2000. The Company has recorded interest expense of $65,403 for the year in the accompanying financial statements as a result of the repricing of these warrants.

    The Nomura Indebtedness, approximately $21.0 million, became due and payable on September 23, 2001. In view of the Company's inability to repay the entire principal on such date, and Nomura's unwillingness to accept a lesser amount, or to extend the maturity date, Easyriders, Inc. and Paisano Publications filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on July 17, 2001. On July 20, 2001 the Bankrupcy Court approved the first of several stipulations (each a "CCS") permitting the two companies to remain in operation as debtors-in-possession and to use the "cash collateral" of Nomura pursuant to an approved budget. Subsequently, an Official Committee of Unsecured Creditors (the "OCC") was formed to represent the interests of the unsecured creditors. In accordance with the "First CCS" and the "Second CCS", and the budgets applicable thereto, the Company thereafter made payments to Nomura (with no agreement as to the application of such payments) computed in an amount equal to Nomura's pre-Chapter 11 interest (the "Computed

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

    Payments"), in the full amount thereof, for the months of May, June, July, August and September, 2001, as follows:

          For the month of    Paid in    Amount of Computed Payment
          ----------------    -------    --------------------------
          May                 June                $169,012
          June                July                 154,814
          July                August               155,455
          August              September            155,365
          September           October              145,902
                                                  --------
                                                  $780,548
                                                  ========

    The First CCS remained in effect until August 31, 2001. Pursuant to the terms of the First CCS, in addition to the payments set forth immediately above, the Company made an "excess cash flow payment" in the amount of $23,699 to Nomura for the month of July 2001. Pursuant to the terms of the Second CCS, the Company was required to deposit all of their "Net Income" (as defined in the Second CCS) after payment of the amounts to Nomura set forth above into a segregated bank account (the "Blocked Account"). At a hearing held on October 24, 2001, the Bankruptcy Court ordered the Company to stop making any further payments to Nomura and to deposit the payments that the Company would otherwise have made to Nomura into the Blocked Account. Thereafter, the Court approved the Company's requests to continue using cash collateral pursuant to approved budgets, the last such order having been entered on March 4, 2002, for the period commencing on that date and ending June 30, 2002.

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

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

    provided the Siena Loan is paid off by December 31, 2000, twenty percent (20%) of all warrants vested by and through such date will be surrendered.

    As of December 31, 2000, the Company did not possess the resources to pay off the Siena Loan. Subsequent to the first warrants vesting on April 13, 2000 and through March 13, 2001, as provided under the modified terms, an additional 575,000 warrants vested to each of Mr. Martin and Mr. Teresi and the fair value of these warrants, aggregating $396,625, was recorded as interest expense.

    Effective March 30, 2001, in connection with the Martin Unwind transaction (see Note 14 - Stockholders' Deficit), Mr. Teresi purchased Mr. Martin's one-half interest in the Siena Loan, and all warrants vested thereunder, for cash in the amount of $137,500.

    Concurrently, in an amendment to the terms of the loan effective April 1, 2001, Mr. Teresi agreed to relinquish his right to receive additional warrants.

    Aggregate maturities, under original terms prior to Chapter 11 petition, of long-term debt and payment obligations under capital leases for each of the next five years and thereafter are as follows:

                                                  Long-Term      Capital Lease
                                                     Debt         Obligations        Total
                                                 --------------------------------------------
    Year ending December 31:
     2002                                        $ 22,109,109    $      35,059    $ 22,144,168
     2003                                                   -           29,451          29,451
     2004                                                   -            3,610           3,610
     2005                                                   -                -               -
                                                 ------------    -------------    ------------
      Subtotals                                    22,109,109           68,120      22,177,229
      Less debt discount - current                                           -               -
      Less imputed interest                                 -           (8,265)         (8,265)
                                                 ------------    -------------    ------------
      Totals                                     $ 22,109,109    $      59,855    $ 22,168,964
                                                 ============    =============    ============

9.  NOTES PAYABLE TO STOCKHOLDER

    In connection with the Paisano Acquisition, the seller of the Paisano Companies (the Seller) received promissory notes aggregating $13,000,000 (the Contributor Notes). The Contributor Notes consist of a subordinated promissory note (the Contributor Subordinated Note) in the amount of $5,000,000, a limited recourse subordinated promissory note (the Contributor Mirror Note) in the amount of $5,000,000 secured by the Martin Mirror Note (defined below) and a subordinated promissory note (the Contributor Short-Term Subordinated Note) in the amount of $3,000,000. The Contributor Subordinated Note has a term of five years and can be extended for an additional term of five years by the holder and bears interest at an annual rate of between 6% and 10%. The Contributor Mirror Note has a term of five years and will be extended if, and to the extent that, the Martin Mirror Note (see Footnote 13 - Commitments and Contingencies) is extended, and bears interest at an annual rate of between 6% and 10%. The Contributor Short-Term Subordinated Note bears interest at an annual rate of 10% and had a term of 90 days (stated maturity date of December 23, 1998). On April 9, 1999, the Company issued shares of stock in exchange for the forgiveness of interest on the Contributor Subordinated Note of $75,000 and a reduction in principal of the Contributor Subordinated Note from $5,000,000 to $3,575,000 (see Footnote 14 - Stockholder's Equity). On March 31, 2000, the seller of

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

    the Paisano Companies agreed to change the maturity date of the Short-Term Subordinated Note to March 31, 2002. Therefore, this Note was classified as long-term debt as of December 31, 2000.

    Effective April 3, 2000, the Seller agreed to forgive $3,446,787 of principal owed on the Contributor Subordinated Note, leaving a principal balance of $128,213, in exchange for 3,356,170 shares of the Company's common stock, valued using the average daily closing price of the common stock on the American Stock Exchange over 30 consecutive trading days ending on and including March 22, 2000. Concurrently, the Seller agreed to forgive
    (a) the residual balance due under the Contributor Subordinated Note of $128,213, (b) $96,739 of other obligations owed to Mr. Teresi by the Company in connection with rent and consulting fees, and (c) accrued interest on the Contributor Notes of $525,040, in exchange for the undertakings of Paisano Publications pursuant to an agreement involving the Company's Events Division. (See Footnote 11 - Long-Term Liabilities).

    On February 23, 1999, the Company borrowed $704,612 from two directors of the Company. The balance borrowed was evidenced by two promissory notes of equal amount from each shareholder. The notes bear interest at 13% per annum and both interest and principal are due on September 23, 2002. The Notes were fully repaid through proceeds from the issuance of common stock on April 8, 1999.

10. INCOME TAXES

    The Company's provision (benefit) for income taxes consists of the following at December 31:

                                            2001          2000         1999

      Current:
       Federal                          $         -   $         -   $         -
       State                                 52,525        23,486        11,500
                                        -----------   -----------   -----------
                                             52,525        23,486        11,500
      Deferred:
       Federal                            1,590,000     1,322,000     4,163,454
       State                               (583,000)      189,000       528,759
       Change in valuation allowance     (1,007,000)   (1,511,000)   (4,692,213)
                                        -----------   -----------   -----------
                                                  -             -             -
                                        -----------   -----------   -----------
      Total tax provision (benefit)     $    52,525   $    23,486   $    11,500
                                        ===========   ===========   ===========

    A reconciliation of the provision (benefit) for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to income before provision for income taxes is as follows for the year ended December 31:

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

                                                                 2001      2000     1999
      Federal statutory rate                                    (34.0)%   (34.0)%  (35.0)%
      State income taxes, net of federal benefit                  0.2%      1.0%     1.0%
      Nondeductible expenses related to acquired intangibles     37.2%     30.0%     5.0%
      Change in valuation allowance                              (9.3)%     4.0%    30.0%
      Other (consisting of various items, none of which are
         individually significant)                                6.1%     (1.0)%   (1.0)%
                                                                -----     -----    -----
      Total effective rate                                        0.2%     (0.0)%    0.0%
                                                                =====     =====    =====

    Significant components of the Company's deferred tax assets (liabilities) at December 31, 2001 and 2000 are as follows:

                                                                   2001           2000
      Current:
       State taxes                                              $    13,600   $    (75,000)
       Accrued compensation                                          71,300        189,000
       Other                                                      5,262,800        900,000
       Valuation allowance                                       (5,347,700)    (1,014,000)
                                                                -----------   ------------
        Subtotal deferred tax assets (liabilities) - Current              -              -
                                                                -----------   ------------

      Noncurrent:
       State taxes                                                        -       (150,000)
       Fixed assets                                                       -        (25,000)
       Net operating loss carryforward                            5,671,000     11,186,000
       Valuation allowance                                       (5,671,000    (11,011,000)
                                                                -----------   ------------
        Subtotal deferred tax assets (liabilities) - Noncurrent           -              -
                                                                -----------   ------------
        Total deferred tax assets (liabilities)                 $         -   $          -
                                                                ===========   ============

    The Company has provided a full valuation allowance on the net deferred asset at December 31, 2001 and December 31, 2000, due to the uncertainty regarding its realization.

    At December 31, 2001, the Company has available net operating loss carryforwards of approximately $14,000,000 and $9,100,000 for federal and state income tax purposes, respectively. Approximately $11,230,000 of the federal loss carryforward related to pre-reorganization periods can be used to offset future taxable income. Sections 382, 383, and 1502 of the Internal Revenue Code of 1986 place certain limitations on the use of these acquired losses. A maximum of approximately $500,000 of the net operating loss carryforwards can be utilized annually in 2002 and subsequent years. Any net operating losses not utilized will begin expiring in 2012 and 2005 for federal and state purposes, respectively.

11. LONG-TERM LIABILITIES

    Wholesale Product Sales and License Agreement - Effective March 28, 2001, the Company, through its subsidiaries Paisano Publications, Inc. and Easyriders Licensing, Inc. entered into a long-term license agreement (the "Products Agreement") with Southern Steel Sportswear, Inc. ("SSS"), an affiliate of Action Promotions, Inc., of Ormond Beach, Florida ("API"), in connection with the Company's

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

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

    The Products Agreement provides for an initial product inventory purchase of $760,195, and the purchase of delivery and transition services, licensing rights, customer lists, promotional support and related goods and services, all valued at $600,000. The aggregate of $1,360,195 was paid by SSS via cancellation of the API Credit. During the quarter ended March 31, 2001, the Company recognized approximately $585,000 of revenues from products sold and $500,000 from services rendered in relation to the delivery of products, transition support services, customer lists, and promotional support.
    During the quarter ended June 30, 2001, the Company recognized an additional $175,000 of revenues from products shipped. The remaining balance of $100,000, less accumulated amortization calculated using the straight-line method over the license period of 10 years, is included in deferred revenues on the accompanying consolidated balance sheet.

12. REDEEMABLE COMMON STOCK

    On February 1, 2001, to resolve a dispute over legal fees and expenses, the Company entered into a settlement agreement with a law firm (the "Firm") which had provided litigation defense services for total consideration of approximately $750,000. The settlement included (a) the delivery of a promissory note for $250,000, which bears interest at the rate of 10% per annum and was due and payable in full on April 30, 2001; and (b) the issuance of 500,000 shares of Easyriders, Inc, common stock (the "Issued Shares"). As of December 31, 2001, a balance of $50,000 plus accrued interest remained outstanding under the promissory note. Under the terms of the settlement agreement, on or after December 1, 2002, the Firm has the right (a "put option") to cause Easyriders to purchase any or all of the Issued Shares then held by the Firm at a price of $1.00 per share. As a result of the put option held by the Firm, the mandatory redemption value of $500,000 has been classified as redeemable common stock. The fair market value of the 500,000 shares issued under this agreement approximated $155,000 on the settlement date, or $0.31 per share.

13. COMMITMENTS AND CONTINGENCIES

    Leases - The Company leases its facilities and certain equipment under both capital leases (Note 8) and triple net operating lease agreements. Under the terms of the operating leases, the Company is required to pay certain costs of the leased properties including taxes, insurance, and utilities. Rent expense for

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

    the years ended December 31, 2001, 2000 and 1999 was $505,246, $656,403 and
    $1,577,706, of which $489,168, $593,168 and $599,124 was paid to directors and stockholders of the Company, respectively. Minimum annual payments under these agreements as of December 31, 2001 are as follows:

                                                   Operating       Operating
                                                     leases          leases
                                                                    (related
                                                                     parties)

    Year ending December 31:
       2002                                        $   646,650    $   527,250
       2003                                            504,026        391,626
       2004                                            102,600              -
       2005                                            111,070              -
       2006                                            117,120              -
       Thereafter                                      979,700              -
                                                   -----------    -----------

       Total minimum lease payments                $ 2,461,166    $   918,876
                                                   ===========    ===========

    Employment Agreements - The Company has entered into an employment agreement with an officer of the Company requiring minimum aggregate compensation of $150,000 (2002) and $109,315 (2003).

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

    Litigation - The Company is currently involved in litigation incidental to its business both as a plaintiff and defendant. As required under SFAS No.5 "Accounting for Contingencies", as of December 31, 2000 the Company had accrued $1,265,000 for litigation losses, including legal and settlement expenses. As of December 31, 2001, the Company has an accrual of $350,000 for loss contingencies arising from pending litigation which, in the opinion
    of management, are probable and reasonably estimable.   During 2001,
    approximately $110,000 of legal costs were applied against the accrual. The remaining reduction in the accrual represents a change in estimate.

14. STOCKHOLDERS' DEFICIT

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

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

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

    Sale of Stock to Related Parties - In connection with the Reorganization, the chairman of the Company purchased 4,036,797 shares of Easyriders' common stock at $3.05 per share. Aggregate consideration of $12,300,000 was paid, $5,000,000 in cash and the balance by delivery of two promissory notes (the Martin Mirror Note and the Other Martin Note). The Martin Mirror Note is in the amount of $5,000,000 and has been pledged by Easyriders to the seller of the Paisano Companies (the Seller) to secure a $5,000,000 note payable. The Other Martin Note has a face amount of $2,300,000. The Martin Mirror Note has a term of five years, may be extended by Mr. Martin for an additional period of five years, and bears interest at an annual rate beginning at 6% and increasing to 10% over its life. The Other Martin Note has a term of five years, and may be extended for an additional five years and bears interest at an annual rate between 6% and 10%. These promissory notes have
    been recorded as an offset to stockholders' equity.   As of December 31,
    2000, the Company deemed it appropriate to record a reserve of $5,100,000 against the $7,300,000 notes receivable from Martin, based on the anticipated terms of the Martin Unwind transaction contemplated in connection with the sale of El Paso.

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

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

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

    Pursuant to the Martin Settlement and the Martin Asset Purchase:

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001 AND 1999 (continued)
--------------------------------------------------------------------------------

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

     In March 9, 2000, the Company issued 400,000 shares of the common stock of the Company in settlement of a dispute with a former franchisee. Settlement expense of $325,000 was recognized, which represents the fair market value of such shares on the date of issuance.

     On September 27, 2000, the Company issued 100,000 shares of the common stock of the Company in settlement of a dispute between Paisano Publications and an exclusive licensing agent. Settlement expense was recognized in an amount equal to the fair market value of such shares on the date of issuance.

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001 AND 1999 (continued)
--------------------------------------------------------------------------------

    On July 3, 2001, the Company issued 125,000 shares of Easyriders, Inc. common stock in settlement of a dispute with a former employee. Settlement expense was recognized in an amount equal to $58,750, the fair market value of such shares on the date of issuance.

    Common Stock Issued for Services - During July and August 1999, the Company issued 70,000 shares of Easyriders, Inc. common stock to a consultant of Easyriders as compensation for services performed. The fair value of the stock, $90,020, was recorded as consulting expense.

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

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001 AND 1999 (continued)
--------------------------------------------------------------------------------

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

    Common Stock Issued upon Exercise of Employee Stock Options - During May and June 2001, the Company issued 18,000 shares of Easyriders, Inc. common stock to 3 employees who exercised vested stock options. The difference between the exercise price and the fair value of the stock on the date of exercise, $3,136, was recorded as compensation expense.

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

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001 AND 1999 (continued)
--------------------------------------------------------------------------------

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

    During the year ended December 31, 2001, the Board of Directors of the Company authorized the granting of 75,000 options to employees, consultants and directors of the company, all of which were granted under the Company's 1998 Executive Incentive Compensation plan.

    SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require the Company to record as compensation expense the cost for employee stock option grants. The Company has chosen to continue to account for stock option grants using Accounting Principles Board Opinion No. 25.

    The following table summarizes the activity under the Plan for the period indicated:

                                                2001                         2000                           1999
                                   ------------------------------ ----------------------------- -----------------------------
                                                     Weighted                     Weighted                       Weighted
                                     Number of       average       Number of      average        Number of       average
                                      shares      exercise price    shares     exercise price     shares      exercise price
Beginning of period                 2,964,700       $    1.65     2,516,850      $    2.55        738,000       $    5.00
Grants                                 75,000            0.19     1,750,500           0.58      1,867,000            1.73
Cancelations                         (290,750)           1.41    (1,302,650)          1.96        (88,150)           3.69
                                    ---------                    ----------                     ---------

End of period                       2,748,950       $    1.63     2,964,700      $    1.65      2,516,850       $    2.55
                                    =========                    ==========                     =========

Exercisable at end of period        2,350,950       $    1.69     2,163,200      $    1.71        851,350       $    4.07
                                    =========                    ==========                     =========

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001 AND 1999 (continued)
--------------------------------------------------------------------------------

    Summary information related to stock options outstanding as of December 31, 2001, is as follows:

                                     Options outstanding                          Options outstanding
                       -------------------------------------------------    --------------------------------
                           Number                                               Number
                       outstanding at     Weighted          Remaining       exercisable at       Weighted
         Exercise       December 31,      average          contractual       December 31,        average
          price             2001       exercise price    life (in years)         2001         exercise price
     $0.20 to $0.625     1,179,500       $     0.38            8.84           1,082,167         $     0.37
     $0.9375 to $1.75    1,042,550       $     1.61            7.45             741,883         $     1.62
     $2.00 to $2.85         90,000       $     2.05            6.97              90,000         $     2.05
          $5.00            436,900       $     5.00            6.11             436,900         $     5.00
                        ----------                                           ----------
                         2,748,950                                            2,350,950
                        ==========                                           ==========

    Stock Warrants - The Company has issued warrants related to the issuance of subordinated debt and as compensation to employees during 2001, 2000 and 1999. The following outlines the activity related to the warrants for the period indicated:



                                   2001                         2000                           1999
                      ------------------------------ ----------------------------- -----------------------------
                                        Weighted                     Weighted                       Weighted
                        Number of       average       Number of      average        Number of       average
                         shares      exercise price    shares     exercise price     shares      exercise price
Beginning of period    1,883,750       $    0.95     1,183,750      $    1.85      1,333,750       $    7.58
Grants                   450,000       $    0.01       700,000      $    0.01        100,000       $    0.01
Cancelations                                                                        (250,000)      $    8.00
                       ---------                     ---------                     ---------

End of period          2,333,750       $    0.77     1,883,750      $    0.95      1,183,750       $    1.85
                       =========                     =========                     =========

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

    As of December 31, 2001, all of the outstanding warrants are exercisable. The warrants have a range of exercise prices from $0.01 to $8.10 and have a weighted average remaining life of 4.38 years.

    SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require the Company to record as compensation expense the cost for stock option grants. The Company has chosen to continue to account for option grants using Accounting Principles Board Opinion No. 25. No compensation expense has been recognized for stock options granted, as the exercise price equaled at

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001 AND 1999 (continued)
--------------------------------------------------------------------------------

    least the fair market value at the date of grant. Had compensation expense for the stock option grants been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 2001, 2000 and 1999, would have been increased to the pro forma amounts indicated below:

                                                           2001              2000               1999
                                                    -------------------------------------------------------
     Net loss applicable to common stock:
      As reported                                     $ (17,094,867)     $ (43,186,544)     $ (14,103,558)
      Pro forma                                       $ (17,403,656)     $ (44,474,697)     $ (15,567,718)
     Net loss per common share:
      As reported                                     $       (0.68)     $       (1.59)     $       (0.65)
      Pro forma                                       $       (0.69)     $       (1.64)     $       (0.72)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999:

                                                           2001              2000                 1999
                                                    ---------------------------------------------------------
     Dividend Yield                                        Zero              Zero                 Zero
     Expected Volatility                                    98%           62% to 71%           44% to 136%
     Risk-Free Interest Rate                               5.0%              6.0%             4.8% to 6.2%
     Expected Lives                                      10 years          10 years          1 to 10 years
     Weighted Average Fair Value Per Share                $0.18             $0.47                $1.66

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

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (continued)
--------------------------------------------------------------------------------

    The following table summarizes the results of discontinued operations for the years ended December 31, 2000 and December 31, 1999:

                                                                      2000                        1999
                                                                ---------------------------------------------
Sales                                                              $11,122,477                 $11,294,859

Cost of sales                                                        7,093,442                   7,150,980
                                                                   -----------                ------------

Gross margin                                                         4,029,035                   4,143,879

Expenses                                                             4,478,215                   4,054,377
                                                                   -----------                ------------

Income (loss) from operations                                         (449,180)                     89,502
                                                                   -----------                ------------

Net income (loss)                                                     (849,203)                   (137,564)

Gain (loss) on disposal                                             (5,980,501)                          -
                                                                   -----------                ------------

Net income (loss) after loss on disposal                           $(6,829,704)               $   (137,564)
                                                                   ===========                ============

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

                                                                                         2001
                                                       -------------------------------------------------------------------
                                                        December 31       September 30        June 30          March 31
                                                       --------------     ------------     -------------     -------------
     Sales                                              $   6,715,546      $ 6,312,414      $  6,943,808      $  8,293,165
                                                        -------------      -----------      ------------      ------------

     Gross Margin                                       $     914,639      $ 1,676,775      $  1,956,665      $  2,839,667
                                                        -------------      -----------      ------------      ------------

     Net Income (Loss)                                  $ (17,486,583)     $  (624,511)     $    101,243      $    914,984
                                                        =============      ===========      ============      ============

     Net Income (Loss) per share:                       $       (0.72)     $     (0.03)     $       0.00      $       0.03
                                                        =============      ===========      ============      ============

                                                       -------------------------------------------------------------------
                                                        December 31       September 30        June 30          March 31
                                                       --------------     ------------     -------------     -------------
     Sales                                              $  5,521,039       $ 6,347,464      $  7,279,153      $  8,405,439
                                                        -------------      -----------      ------------      ------------

     Gross Margin                                       $   (248,212)      $   997,357      $  1,252,192      $  1,608,702

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (continued)
--------------------------------------------------------------------------------

                                                                                             2000
                                                          ------------------------------------------------------------------------
                                                              December 31       September 30        June 30          March 31
                                                              -----------       ------------        -------          --------
    Net Loss from Continuing Operations                      $(29,480,999)      $(1,989,825)     $ (3,369,369)     $ (1,516,647)
                                                             ------------       -----------      ------------      ------------

    Discontinued Operations                                  $ (5,018,166)      $   167,397      $ (2,112,464)     $    133,529
                                                             ------------       -----------      ------------      ------------

    Net Loss                                                 $(34,499,165)      $(1,822,428)     $ (5,481,833)     $ (1,383,118)
                                                             ============       ===========      ============      ============

    Net Loss per share:
      Continuing                                             $      (1.03)      $     (0.07)     $      (0.13)     $      (0.06)
      Discontinued                                                  (0.18)             0.01             (0.07)                -
                                                             ------------       -----------      ------------      ------------
        Total                                                $      (1.21)      $     (0.06)     $      (0.20)     $      (0.06)
                                                             ============       ===========      ============      ============

                                                                                               1999
                                                          ----------------------------------------------------------------------
                                                              December 31       September 30        June 30           March 31
                                                              -----------       ------------        -------           --------
    Sales                                                    $   7,699,402       $ 9,269,295      $  8,049,468      $  8,183,378
                                                             -------------       -----------      ------------      ------------

    Gross Margin                                             $    (371,821)      $   775,684      $  1,582,383      $  1,353,948
                                                             -------------       -----------      ------------      ------------

    Net Loss from Continuing Operations                      $  (5,171,096)      $(2,928,436)     $ (3,815,673)     $ (2,050,787)
                                                             -------------       -----------      ------------      ------------

    Discontinued Operations                                  $    (136,134)      $  (378,769)     $    166,971      $    210,368
                                                             -------------       -----------      ------------      ------------

    Net Loss                                                 $  (5,307,232)      $(3,307,205)     $ (3,648,702)     $ (1,840,419)
                                                             =============       ===========      ============      ============

    Net Loss per share:
      Continuing                                             $       (0.23)      $     (0.13)     $      (0.17)     $      (0.11)
      Discontinued                                                       -             (0.02)                -              0.01
                                                             -------------       -----------      ------------      ------------
        Total                                                $       (0.23)      $     (0.15)     $      (0.17)     $      (0.10)
                                                             =============       ===========      ============      ============

18. BUSINESS SEGMENTS

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

    Easyriders Inc. has four reportable segments: publishing, goods and services, franchising/licensing (all but 1 of the franchisees have converted to licensees), and other events and operations. The publishing segment includes magazine and catalog publishing and other operations. The trade goods and services segment distributes motorcycle apparel and other related goods to both intermediate and end-users and offers motorcycle repair and services through a Company owned store. The franchising/licensing segment includes the franchising/licensing of Easyriders motorcycle stores for distribution of equipment and apparel. The other events and operations segment includes the coordination and sponsorship of motorcycle related events and operations.

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (continued)
--------------------------------------------------------------------------------

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

                                                                      Goods and    Franchising /     Other
                                                     Publishing       services      Licensing      operations          Totals
                                                 --------------------------------------------------------------------------------
        1999:
        Sales external customers                    $ 23,588,851     $ 5,968,735    $    93,137    $ 3,550,820      $ 33,201,543
        Income (loss) from operations                   (857,974)     (2,109,982)    (1,922,432)        85,283        (4,805,105)
        Segment assets                                 7,381,964       1,299,782          8,899        272,238         8,962,883
        Capital expenditures                             574,346           5,649                        17,000           596,995
        Depreciation and amortization                    347,539          48,347          8,475         94,078           498,439

        2000:
        Sales external customers                    $ 21,601,210     $ 4,124,084    $         -    $ 1,827,801      $ 27,553,095
        Income (loss) from operations                   (145,064)     (1,163,664)      (356,835)       361,481        (1,304,082)
        Segment assets                                 6,836,664                                        32,067         6,868,731
        Capital expenditures                             121,159                                                         121,159
        Depreciation and amortization                    334,056          16,116          8,902         71,861           430,935

        2001:
        Sales external customers                    $ 24,106,659     $ 3,023,415    $         -    $ 1,134,859      $ 28,264,933
        Income (loss) from operations                  3,536,340         393,198         29,778        135,858         4,095,174
        Segment assets                                 7,059,506                                       101,287         7,160,793
        Capital expenditures                             112,393                                                         112,393
        Depreciation and amortization                    315,518                                         5,606           321,124


    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (continued)
--------------------------------------------------------------------------------

                                                                             2001               2000                   1999
                                                                      ----------------------------------------------------------
    Loss from operations included in segment disclosure                  $   4,095,174      $  (1,304,082)        $  (4,805,105)
    Unallocated, selling, general, and administrative                         (853,459)        (5,518,599)           (5,142,070)
    Stock issuance expense                                                           -           (204,862)             (739,379)
    Loss on goodwill impairment                                            (17,360,825)       (25,000,000)                    -
    Loss on sale of restaurant to related party                                      -                  -                     -
    Write-off of stock subscription receivable                                       -                  -                     -
                                                                                     -                  -                     -
                                                                         -------------      -------------         -------------
    Loss from operations                                                 $ (14,119,110)     $ (32,027,543)        $ (10,686,554)
                                                                         =============      =============         =============

                                                                             2001               2000
                                                                       ----------------------------------
    Segment assets                                                       $   7,160,793      $  6,868,731
    Cash and cash equivalents                                                  763,865           192,492
    Receivable from shareholder                                                      -           278,374
    Goodwill                                                                 7,950,000        26,257,024
                                                                         -------------      ------------

    Total assets                                                         $  15,874,658      $ 33,596,621
                                                                         =============      ============

                                                                             2001               2000                 1999
                                                                       -------------------------------------------------------
    Depreciation and amortization included in segment disclosure         $  321,124         $   430,935           $   498,439
    Amortization of goodwill                                                946,200           2,723,618             1,878,476
                                                                         ----------         -----------           -----------

    Depreciation and amortization                                        $ 1,267,324        $ 3,154,553           $ 2,376,915
                                                                         ===========        ===========           ===========

    Revenues concerning principal geographic areas is as follows based on customer location:

                     USA            Canada        Germany       UK        Australia     Other          Total
         2001     $24,885,758     $1,088,851     $463,784     $469,885     $318,870   $ 1,037,785    $ 28,264,933
         2000     $23,832,202     $  945,117     $431,478     $465,911     $410,680   $ 1,467,707    $ 27,553,095
         1999     $28,959,572     $1,065,203     $609,534     $500,298     $476,978   $ 1,589,958    $ 33,201,543

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

19. TRANSACTIONS WITH RELATED PARTIES

    For each of the three years in the period ended December 31, 2001, the Company entered into transactions with the following related parties who are either (i) significant stockholders of the Company, or (ii) entities in which significant stockholders of the Company are directors or own a

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999 (continued)
--------------------------------------------------------------------------------

    controlling interest. The following amounts represent related party transactions for the years ended December 31:

                                                                           2001         2000           1999
Rent paid to shareholders/directors (Note 13                             $489,168     $  593,168     $  599,124
Interest expense to directors/shareholders                               $385,790     $  756,621     $  887,050
Interest income from directors/shareholders                                           $  547,584     $  438,000
Product sales to shareholder                                             $ 51,652     $   74,092     $  196,877
Loss on sale of El Paso to shareholders/directors (Note 15                            $6,829,704
Sale of 3,265,780 shares of stock to directors of the Company                                        $3,500,000
Sale of 987,654 shares of stock to directors of the Company                           $  500,000
Expense related to issuance of 229,114 shares in payment
  of interest payable to a director of the Company (Note 14                                          $   39,379
Expense related to issuance of 145,240 shares in payment
  of interest payable to a director of the Company (Note 14                           $   22,574
Expense related to issuance of 3,265,780 shares in private
  placements of common stock to directors of the Company
  (Note 14                                                                                           $  700,000
Expense related to issuance of 987,654 shares in private
  Placements of common stock to directors of the Company
  (Note 14                                                                            $  166,667
Expense related to issuance of 229,114 shares to a director of
  the Company for interest owed on convertible securities                                            $  118,137
Expense related to issuance of 145,240 shares to a director of
  the Company for interest owed on convertible securities                             $   67,726
Expense related to legal services from shareholders/directors            $  4,038     $   61,873     $   38,884
Expense related to consulting services from shareholders/directors                    $  300,000     $  230,000
Compensation of executive officers/directors                             $530,827     $1,677,527     $1,407,341
Repayments of advances from shareholders                                              $  130,000
Legal expense paid for the benefit of shareholders/directors             $ 23,109     $  107,334
Commissions paid to shareholder/director                                 $ 22,970     $   88,799
Issuance of 3,356,170 shares of common stock in exchange for
  debt owed to a shareholder/director                                                 $3,446,787
Issuance of product credit in exchange for debt owed to a
  Shareholder/director                                                                $  128,213
Expense related to annual issuance of 15,000 share of common
  stock to each Board committee Chairman                                 $  6,000     $    9,375

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2000 AND 1999 (continued)
--------------------------------------------------------------------------------

   The following amounts represent related party balances as of December 31:

                                                                                        2001                  2000
    Note payable due to a shareholder (Note 9)                                       $8,000,000            $8,000,000
    Loan payable to shareholder/director                                             $  275,000            $  275,000
    Interest payable to director                                                     $  716,891            $  331,944
    Receivable from a shareholder from the sale of stock (Note 14)                                         $2,200,000
    Receivable from a shareholder related to the Paisano Companies
      acquisition (Note 3), against which the Company has fully                      $  265,408            $  278,374
      reserved as of December 2001
    Interest receivable from director                                                                      $1,103,600
    Other receivable(s) from shareholder(s)                                          $    3,131            $   13,190
    Accrued compensation due to a shareholder                                                              $2,039,464
    Promissory note due to affiliated lender (Note 8)                                $  461,996            $  575,557
    Payable to shareholder for legal services performed                                                    $   28,833
    Payable to shareholder for rent                                                                        $  105,000
    Payable to shareholder/director for prepaid product purchases                                          $   41,750

    Lease Assignment - On February 9, 1998, a stockholder and director assumed the Company's obligation under an operating lease agreement effective March 1, 1998. Under the terms of the lease, monthly lease payments of $2,200 have been assumed through the end of the lease term in May 2017.

20. PARENT COMPANY FINANCIAL INFORMATION

    The following presents the unconsolidated financial statements of the parent company only, Easyriders, Inc. (Note 1) as of December 31, 2001:

    BALANCE SHEETS
                                                      2001         2000
    ASSETS

    CURRENT ASSETS:
     Cash and cash equivalents                      $  6,916      $   446
     Inventory                                             -            -
     Other current assets                             75,158            -
                                                    --------      -------
        Total current assets                          82,074          446

     PROPERTY AND EQUIPMENT, net                           -            -

     DEPOSITS AND OTHER ASSETS                        26,461       32,067
                                                    --------      -------
     TOTAL ASSETS                                   $108,535      $32,513
                                                    ========      =======

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2000 AND 1999 (continued)
--------------------------------------------------------------------------------

                                                                                        2001                   2000
    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
     Accounts payable                                                              $     85,818           $    343,573
     Accrued expenses and other current liabilities                                     178,446              1,357,103
     Payables to subsidiaries                                                         2,640,740              1,928,768
     Current portion of long-term debt                                                        -                291,898
                                                                                   -----------------------------------
       Total current liabilities                                                      2,905,004              3,921,342

     NOTE PAYABLE TO STOCKHOLDER                                                              -              8,000,000

     LONG-TERM DEBT                                                                           -                283,659

     PRE-PETITION LIABILITIES, subject to compromise                                  9,522,651                      -

     LIABILITIES IN EXCESS OF ASSETS OF SUBSIDIARIES                                 15,731,282                421,386

     OTHER LONG TERM LIABILITIES                                                        224,200                236,600

     REDEEMABLE COMMON STOCK                                                            155,000                      -

     STOCKHOLDERS' EQUITY                                                           (28,429,602)           (12,830,474)
                                                                                   -----------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    108,535           $     32,513
                                                                                   ===================================

STATEMENTS OF OPERATIONS
                                                                    2001                2000               1999
REVENUES                                                        $                   $                  $
COST OF SALES
                                                                ------------        ------------       ------------
GROSS MARGIN

EXPENSES                                                           1,255,909           3,447,379          3,210,211
                                                                ------------        ------------       ------------

LOSS FROM OPERATIONS                                              (1,255,909)         (3,447,379)        (3,210,211)

EQUITY IN NET LOSSES OF SUBSIDIARIES                              15,309,896          37,432,065          9,363,753

OTHER EXPENSE, net                                                   529,062           2,307,100          1,529,594
                                                                ------------        ------------       ------------

NET LOSS                                                        $(17,094,867)       $(43,186,544)      $(14,103,558)
                                                                ============        ============       ============

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2000 AND 1999 (continued)
--------------------------------------------------------------------------------

 EASYRIDERS, INC. (Parent Company Only)

STATEMENT OF CASH FLOWS
                                                                                2001            2000            1999
       CASH FLOWS USED IN OPERATING ACTIVITIES:
       Net loss                                                             $(17,094,867)   $(43,186,544)   $(14,103,558)
       Adjustments to reconcile net loss to net cash used in
         operating activities:
         Common stock issuance expense                                                           204,862         739,379
         Common stock issued for services                                         36,489         156,996         171,875
         Common stock issued for interest                                                         67,726         118,137
         Common stock issued in settlement of litigation                          58,750
         Depreciation and amortization                                             5,606          67,487          65,364
         Gain on sale of Easyriders of Columbus                                                 (589,380)
         Gain on Martin Unwind                                                   (47,167)
         Non cash interest expense                                               100,500         454,278
         Equity in net losses from subsidiaries                               15,309,896      37,432,065       9,363,753
         Increase (decrease) in cash resulting from changes in operating accounts, net of acquisitions
          Current assets                                                         (75,158)         10,413         193,015
          Current liabilities                                                  1,538,382       1,125,118       1,260,115
          Other assets                                                                 -          33,757          42,251
          Other liabilities                                                      (12,400)        (23,484)        260,084
                                                                            ------------    ------------    ------------

             Net cash used in operating activities                              (179,969)     (4,246,706)     (1,889,585)

       CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of El Paso                                                   -       4,000,000               -
                                                                            ------------    ------------    ------------

             Net cash provided by investing activities                                 -       4,000,000               -

       CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of long-term debt and capital leases                             (113,561)       (242,881)       (179,523)
       Payments of stockholders advances                                         300,000
       Common stock issued for cash                                                    -         500,000       2,025,800
                                                                            ------------    ------------    ------------

           Net cash provided by financing activities                             186,439         257,119       1,846,277
                                                                            ------------    ------------    ------------

       NET (DECREASE) INCREASE IN CASH AND
         CASH EQUIVALENTS                                                   $      6,470    $     10,413    $    (43,308)

       CASH AND CASH EQUIVALENTS, beginning of year                                  446          (9,967)         33,341
                                                                            ------------    ------------    ------------

       CASH AND CASH EQUIVALENTS, end of year                               $      6,916    $        446    $     (9,967)
                                                                            ============    ============    ============

       SUPPLEMENTAL CASH FLOW INFORMATION -
         Cash paid for interest                                             $     31,403    $  1,195,146    $    195,976
                                                                            ============    ============    ============

       NON CASH FINANCING ACTIVITIES:
       Common stock issued in settlement of litigation                      $     58,750    $          -    $          -
                                                                            ============    ============    ============
       Common stock issued in settlement of debt                            $          -    $  3,446,787    $  1,500,000
                                                                            ============    ============    ============
       Conversion of accrued liability to note payable                      $    250,000    $          -    $          -
                                                                            ============    ============    ============
       Common stock issued in settlement of liability                       $    155,000    $          -    $          -
                                                                            ============    ============    ============
       Common stock issued upon conversion of debt                          $          -    $    316,667    $          -
                                                                            ============    ============    ============

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2000 AND 1999 (continued)
--------------------------------------------------------------------------------

21.  SUBSEQUENT EVENTS

     Easyriders and Paisano continue to operate as debtors-in-possession pursuant to the petitions filed by each on July 17, 2001 for relief under Chapter 11 of the US Bankruptcy Code. In January, 2002, Easyriders and Paisano (collectively, "Debtors") proposed a Plan of Reorganization to be funded by Joseph Teresi which would have provided for the preservation of a public shareholder base, and the issuance of new shares to unsecured creditors. This plan was seen by management as a way to return substantially full value to creditors through market appreciation, and provide equity to those shareholders willing to contribute "new value" to retain shares. Nomura, however, objected to this plan, and in March, 2002 made it clear that the only resolution it would support would be an asset sale transaction.

     After extensive negotiations, on April 6, 2002, Easyriders, Paisano, a number of corporations which are wholly-owned by Easyriders, Nomura and Joseph Teresi entered into an agreement entitled "Asset Purchase Agreement, Compromise of Controversies and Mutual Releases" (the "APA"), pursuant to which it is contemplated that (a) Mr. Teresi or a new entity owned by him (collectively, "Buyer") will purchase substantially all of the assets of Debtors, and thereafter continue the business operations previously conducted by Debtors, (b) as consideration for such purchase, Buyer shall pay to Nomura the sum of $5,250,000 at the closing, (c) Buyer shall assume all ordinary-course obligations of debtors incurred post-petition, but none of the pre-petition claims or obligations of the Debtors, (d) Nomura will waive its claims against Debtors for the balance owed under the Nomura Indebtedness and release all of its liens, (e) Mr. Teresi will waive his claim against Easyriders for the balance owed under the Subordinated Seller Notes, (f) all of the Debtors' cash, including the net proceeds to be realized by Easyriders from settlement of the Kaye Scholer Claim (the "Kaye Scholer Proceeds"), up to $1,500,000 will be made available to satisfy all of the Debtors' claims (excluding any claim of Nomura or Mr. Teresi) in accordance with the priorities set forth in the Bankruptcy Code, (g) Mr. Teresi will guarantee that the amount of such cash shall be not less than $1,500,000 at the time of closing (the "Closing Cash"), and (h) releases shall be given by and among Buyer, Nomura and Debtors with respect to all claims.

     The transactions contemplated by the APA (the "Global Settlement") will not be consummated unless and until approved by the Bankruptcy Court. A hearing on such request for approval has been scheduled for May 1, 2002, with the closing scheduled to occur on May 2, 2002 if approval is granted.

     In anticipation of consummating the Global Settlement, the Debtors, on March 29, 2002, each filed a Plan of Reorganization and Disclosure Statement providing for implementation of the Global Settlement. Pursuant thereto, it is assumed that the Kaye Scholer Proceeds (net of attorneys' fees) will be the only sum available for distribution to creditors of Easyriders, with the balance of the Closing Cash being allocated to the creditors of Paisano. The exact amount of the Kaye Scholer Proceeds will not be determined until at least May 8, 2002, at which time a hearing is scheduled to determine the amount of attorney fees to be paid out of the gross

EASYRIDERS, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2000 AND 1999 (continued)
--------------------------------------------------------------------------------

     amount of the Kaye Scholer Proceeds ($395,000). In any event, it is anticipated that the net Kaye Scholer Proceeds will not be less than $256,750, which would mean that the cash available to creditors of Paisano would be not less than $1,243,250.

     If the Global Settlement is approved, it is anticipated that all of the stock of the Debtors would be cancelled, together with all options and contingent securities, and such holders would receive no distributions from the Debtors. If the Global Settlement is not approved, it is not presently possible to predict the outcome of the Chapter 11 cases.

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

                                       EASYRIDERS, INC.
                                       ----------------
                                         (Registrant)


Date: April 12, 2002                   By: /s/ J. Robert Fabregas
                                           --------------------------
                                           J. Robert Fabregas
                                           Chief Executive Officer and
                                           Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and on the dates indicated.


Date: April 12, 2002                   By: /s/ Joseph Teresi
                                          ---------------------------
                                           Joseph Teresi
                                           Director

Date: April 12, 2002                   By: /s/ John P. Corrigan
                                          ---------------------------
                                           John P. Corrigan
                                           Director

Date: April 12, 2002                   By: /s/ Stewart G. Gordon
                                          ---------------------------
                                           Stewart G. Gordon
                                           Director

Date: April 12, 2002                   By: /s/ Joseph J. Jacobs
                                          ---------------------------
                                           Joseph J. Jacobs
                                           Director